Form 10-K
period 1997-12-27
PKS HOLDINGS INC
filed 1998-03-26
CIK 1044430

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission file number
December 27, 1997                                            333-34627


                           PKS HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                    91-1842817
(State of Incorporation)                              (I.R.S. Employer
                                                   Identification No.)


1000 Kiewit Plaza, Omaha Nebraska                                68131
(Address of principal executive offices)                    (Zip Code)


                           (402) 342-2052
        (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:
                               None

      Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.01

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	The registrant's stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by nonaffiliates.

	100 shares of the registrant's $0.01 par value
Common Stock were issued and outstanding on March 26, 1998.

	THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.



                         TABLE OF CONTENTS


                                                            Page
Part I
Item 1. Business	                                             1
Item 2. Properties	                                           1
Item 3. Legal Proceedings	                                    1
Item 4. Submissions of Matters to a Vote of Security Holders	 1

Part II
Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters	                          2
Item 6. Selected Financial Data	                              2
Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations	        2
Item 8. Financial Statements and Supplementary Data	          3
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure	               9

Part III
Item 10.Directors and Executive Officers of the Registrant	   9
Item 11.Executive Compensation	                               9
Item 12.Security Ownership of Certain Beneficial
        Owners and Management	                                9
Item 13.Certain Relationships and Related Transactions	       9

Part IV
Item 14.Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K	                              9


                               PART I


Item 1.		Business.

	PKS Holdings, Inc. (the "Company") is a holding company which was incorporated in Delaware in August, 1997. The Company has its principal executive offices at 1000 Kiewit Plaza, Omaha, Nebraska 68131 (telephone number (402) 342-2052). The Company was formed by its parent, Peter Kiewit Sons', Inc. ("PKS") in connection with a transaction (the "Transaction") intended to separate the construction business and the diversified business of PKS into two independent companies. Upon consummation of the Transaction, the Company will be a separate, independent company from PKS, conducting PKS' historical construction business through PKS' former subsidiary, Kiewit Construction
Group Inc. ("KCG").

	KCG is one of the largest construction contractors in North America. KCG and its subsidiaries and joint ventures perform construction services for a broad range of public and private customers, primarily in the United States and Canada. KCG primarily performs its services as a general contractor. As a general contractor, KCG is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with terms, plans and specifications. KCG plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts.

	Several of KCG's subsidiaries, primarily in Arizona and Oregon, produce construction materials, including ready-mix concrete, asphalt, sand and gravel. KCG also has quarry operations in New Mexico and Wyoming, which produce landscaping materials and railroad ballast. Kiewit Mining Group Inc. ("KMG"), a subsidiary of KCG, provides mine management services to Kiewit Coal Properties, Inc., a subsidiary of PKS.
KMG also owns a 48% interest in an underground coal mine near Pelham, Alabama.

Item 2.		Properties.

	The Company currently has no physical properties.
KCG has 20 district offices, of which 16 are owned facilities and 4 are leased. KCG owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries.

Item 3.		Legal Proceedings.

	There are no pending legal proceedings against the Company. KCG and its subsidiaries are parties to many pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of KCG.

Item 4.		Submission of Matters to a Vote of Security Holders.

	Omitted pursuant to General Instruction I(2)(c) of
Form 10-K.


                                PART II

Item 5.		Market for Registrant's Common Equity and
         Related Stockholder Matters.

	Market Information. The Company's $0.01 par value common stock ("Common Stock") is not listed on any national securities exchange or the NASDAQ National
Market and there is no established public trading market for the Common Stock. There have been no sales of Common Stock since the Company's inception in August, 1997, except as described below.

	Holders. All of the issued and outstanding Common
Stock of the Company is owned by PKS, the Company's parent corporation.

	Dividends. The Company has not paid any dividends on its Common Stock since its inception in August, 1997.

	Sales of Unregistered Securities. The Company's parent, PKS, acquired 100 shares of Common Stock on November 1, 1997 for $1.00. Such shares of Common
Stock were acquired without registration based upon reliance of Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering.

	Use of Proceeds. The Company filed a Registration
Statement on Form S-4 (Registration No. 333-34627) with respect to shares of its Common Stock, which Registration Statement was effective on November 11,
1997. The offering of shares of Common Stock contemplated by such Registration Statement has not yet commenced, and will not commence until all conditions to the Transaction, as described in such Registration Statement, have been satisfied. To date, the Company has not incurred any expenses in connection with the issuance and distribution of such shares of Common Stock.

Item 6.		Selected Financial Data.

	Omitted pursuant to General Instruction I(2)(a) of
Form 10-K.

Item 7.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

	Omitted pursuant to General Instruction I(2)(a) of
Form 10-K. The Company conducted no business operations in 1997, and will not conduct any business operations until consummation of the Transaction.
Upon consummation of the Transaction, the Company will conduct PKS' historical construction business.


Item 8.		Financial Statements and Supplementary Data.

                   REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
PKS Holdings, Inc.

We have audited the accompanying balance sheet of PKS
Holdings, Inc., a subsidiary of Peter Kiewit Sons',
Inc. as of December 27, 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PKS Holdings, Inc. as of December 27, 1997 and the results of its operations and its cash flows for the period ended December 27, 1997 in conformity with generally accepted accounting principles.


                           	COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
March 20, 1998




                           PKS Holdings, Inc.
                         Statement of Earnings
             For the five months ended December 27, 1997



Construction contracts

Revenue                                        $           -
Costs                                                      -
                                               ----------------------

      Gross profit                                         -


Operating expenses                                         -
                                               -----------------------
      Operating income                                     -


Other income (expense):
Interest, net                                              -
Other                                                      -
                                               -----------------------


                                                           -
                                               -----------------------

       Earnings before income taxes                        -


Income tax expense                                         -
                                               -----------------------


       Net earnings                            $           -
                                               -----------------------










               See accompanying Notes to Financial Statements



                              PKS Holdings, Inc.
                               Balance Sheet
                             December 27, 1997

                                  ASSETS

Current assets:
Cash                                         $             1
    Accounts receivable:
       Trade                                            -
       Affiliates                                       -
                                             ----------------
        Total accounts receivable                       -


Unbilled contract revenue                               -
Contract costs in excess of related revenue             -
Prepaid expenses and other                              -
                                             ----------------
Total current assets                                       1


Property, plant and equipment, at cost                  -
Less accumulated depreciation                           -
                                             ----------------
Net property, plant and equipment                       -
                                             ----------------


Investment in subsidiaries and other                    -
Deferred income taxes                                   -
                                             ----------------
                                             $             1
                                             ----------------


                    LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable:
        Trade                                $           -
        Subcontracts                                     -
        Affiliates                                       -
                                             ----------------
          Total accounts payable                         -

Accrued costs on construction contracts                  -
Billings in excess of related costs and earnings         -
Other current liabilities                                -
Income taxes payable                                     -
                                             ----------------
Total current liabilities                                -


Other non-current liabilities                            -


Stockholder's equity:
    Common stock of $.01 par value.  Authorized
    1,000 shares; issued 100 shares                        1
    Additional paid-in capital                           -
    Retained earnings                                    -
                                              ---------------

                                                           1

                                              $            1
                                              ---------------

                 See accompanying Notes to Financial Statements



                            PKS Holdings, Inc.
                         Statement of Cash Flows
               for the five months ended December 27, 1997


Cash flows from operating activities:         $           -

Cash flows from investing activities:                     -

Cash flows from financing activities:
    Proceeds from the issuance of common stock              1
                                              ----------------

     Net cash provided by financing activities              1
                                              ----------------

Net Increase in cash                                        1

Cash at beginning of period                               -
                                              ----------------

Cash at December 27, 1997                     $             1
                                              ----------------

Supplemental disclosures of cash flow
information:
    Interest paid                             $           -
    Income Taxes                                          -




                 See accompanying Notes to Financial Statements





                               PKS Holdings, Inc.
                Statement of Changes in Stockholder's Equity
                   for five months ended December 27, 1997


                          Common    Additional    Retained        Total
                          Stock      Paid-in      Earnings     Stockholder's
                                     Capital                      Equity
                          ------    ----------    --------     -------------

Balance at Beginning
of period               $     -      $      -     $     -       $       -

Issuance of common
stock                         1             -           -               1

Net earnings                  -             -           -               -
                        -------      --------     -------        --------

Balance at December
27, 1997                $     1      $      -     $     -       $       1



                 See accompanying Notes to Financial Statements





                              PKS HOLDINGS, INC.

                       Notes to Financial Statements

(1)	Reorganization

At an August 14, 1997 special meeting of the Board of Directors of Peter Kiewit Sons', Inc.
("PKS"), the Company's parent, the PKS Board approved a transaction separating the construction business and the diversified business of PKS into two independent companies (the "Transaction").
Upon consummation of the Transaction, the Company will be a separate, independent company from PKS, conducting PKS' historical construction business through PKS' former subsidiary, Kiewit
Construction Group Inc. ("KCG"), and KCG will be reflected as a predecessor business of the Company in future financial statements. The Transaction is anticipated to be effective March 31, 1998.

KCG is one of the largest construction contractors in North America. KCG and its subsidiaries and joint ventures perform construction services for a broad range of public and private customers, primarily in the United States and Canada. Several of KCG's subsidiaries, primarily in Arizona and Oregon, produce construction materials, including ready-mix concrete, asphalt, sand and gravel. KCG also has quarry operations in New Mexico and Wyoming, which produce landscaping materials and railroad ballast. Kiewit Mining Group Inc.
("KMG"), a subsidiary of KCG, provides mine management services to Kiewit Coal Properties, Inc., a subsidiary of PKS. KMG also owns a 48% interest in an underground coal mine near Pelham, Alabama.


Item 9.		Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.

      None.


                                PART III

Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Item 13.	Certain Relationships and Related Transactions.

	The information required by Part III is omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                               PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)	The following documents are filed as part of
this report:

	1.	Financial Statements:
  		Report of Independent Accountants dated March 20, 1998 of
     Coopers & Lybrand L.L.P.
		  Statement of Earnings for the Five Months ended December 27, 1997
  		Balance Sheet at December 27, 1997
		  Statement of Cash Flows for the Five Months ended December 27, 1997
  		Statement of Stockholders' Equity
  		Notes to Financial Statements

	2.	Financial Statement Schedules:
  		Omitted because of the absence of the conditions under which they are required.

	3.	Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

  Exhibit
  Number       Description

   3.1         Restated Certificate of Incorporation,
               effective March 19, 1998 (Exhibit 2 to
               the Company's Registration Statement on
               Form 8-A filed March 24, 1998).

   3.2         Amended and Restated By-laws, effective
               March 19, 1998 (Exhibit 3 to the
               Company's Registration Statement on
               Form 8-A filed March 24, 1998).

27             Financial Data Schedule.

	(b)	No reports on Form 8-K have been filed during the last quarter of 1997.




                                SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    PKS HOLDINGS, INC.


                                    By: /s/ Thomas C. Stortz
Date: March 26, 1998                   Thomas C. Stortz, Vice President

	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                               Date

                            Chairman of the Board and President
/s/ Kenneth E. Stinson      (Principal Executive Officer)       March 26, 1998
Kenneth E. Stinson


                             Vice President
/s/ Stephen A. Sharpe        (Principal Financial Officer)      March 26, 1998
Stephen A. Sharpe


                             Vice President
/s/ Kenneth M. Jantz         (Principal Accounting Officer)     March 26, 1998
Kenneth M. Jantz

/s/ Richard W. Colf          Director                           March 26, 1998
Richard W. Colf

/s/ James Q. Crowe           Director                           March 26, 1998
James Q. Crowe

/s/ Richard Geary            Director                           March 26, 1998
Richard Geary

/s/ Bruce Grewcock           Director                           March 26, 1998
Bruce Grewcock

/s/ William L. Grewcock      Director                           March 26, 1998
William L. Grewcock

/s/ Tait P. Johnson          Director                           March 26, 1998
Tait P. Johnson

/s/ Peter Kiewit, Jr.        Director                           March 26, 1998
Peter Kiewit, Jr.

/s/ Allan K. Kirkwood        Director                           March 26, 1998
Allan K. Kirkwood

/s/ Walter Scott, Jr.        Director                           March 26, 1998
Walter Scott, Jr.

/s/ Thomas C. Stortz         Director                           March 26, 1998
Thomas C. Stortz

/s/ George B. Toll, Jr.      Director                           March 26, 1998
George B. Toll, Jr.