Form 10-Q
period 1998-03-31
KIEWIT PETER SONS INC /DE/
filed 1998-05-15
CIK 1044430

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended            Commission file number
         March 31, 1998                             000-23943


                         PETER KIEWIT SONS', INC.
        (Exact name of registrant as specified in its charter)

          Delaware                                   91-1842817
  (State of Incorporation)               (I.R.S. Employer Identification No.)


  Kiewit Plaza, Omaha Nebraska                          68131
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

	The number of shares outstanding of each of the registrant's classes of common stock as of May 12, 1998:

      Title of Class                 Shares Outstanding
 Common Stock, $0.01 par value           7,663,756




                         PETER KIEWIT SONS', INC.

                                Index

                                                                				Page

                       PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Condensed Statements of Earnings for the three months
 		ended March 31, 1998 and 1997	                                    2
	Consolidated Condensed Balance Sheets as of March 31, 1998 and
 		December 27, 1997	                                                3
	Consolidated Condensed Statements of Cash Flows for the three
   months	ended March 31, 1998 and 1997	                             4
	Notes to Consolidated Condensed Financial Statements	               5

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations               10


                      PART II - OTHER INFORMATION

Item 2.	Changes in Securities.	                                     13

Item 4.	Submission of Matters to a Vote of Security Holders.	       13

Item 6.	Exhibits and Reports on Form 8-K.	                          14

Signatures		                                                       	15

Index to Exhibits	                                                  16




                      PART I - FINANCIAL INFORMATION

Item 1.		Financial Statements.

                        PETER KIEWIT SONS', INC.

           Consolidated Condensed Statements of Earnings
                               (unaudited)


                                                   			Three Months Ended
                                                       				March 31,
(dollars in millions, except per share data)	         1998	         	1997

Revenue	                                            $  732	        $  529
Cost of Revenue                                   	   (703)	         (497)
                                                    ------         ------
                                                     			29	            32

General and Administrative Expenses	                   (38)	          (34)
                                                    ------         ------
Operating Loss	                                         (9)	           (2)

Other Income (Expense):
	Investment Income, net	                                 2	             3
	Interest Expense, net	                                  -	             -
	Other, net	                                            13	            23
                                                    ------         ------
                                                			     15	            26
                                                    ------         ------
Earnings Before Income Taxes	                            6	            24

Provision for Income Taxes	                             (2)	           (9)

Net Earnings 	                                    $      4	      $     15
                                                  ========       ========
Net Earnings per Share:
  Basic	                                          $    .44	      $   1.65
                                                  ========       ========
  Diluted	                                        $    .44	      $   1.58
                                                  ========       ========

See accompanying notes to consolidated condensed financial statements.


                           PETER KIEWIT SONS', INC.
                   Consolidated Condensed Balance Sheets

                      					                      March 31,  	 December 27,
                                              					1998	         1997
(dollars in millions)	                        		(unaudited)

Assets

Current Assets:
	Cash and cash equivalents		                     $   170       	$   232
	Marketable securities		                              24	            26
	Receivables, less allowance of $9 and $9          		459           	430
	Costs and earnings in excess of
		billings on uncompleted contracts		                103           	119
	Investment in construction joint ventures	         	130           	176
	Deferred income taxes	                              	67	            61
	Other		                                              15	            13
                                                 -------        -------
Total Current Assets                               		968	         1,057

Property, Plant and Equipment, less accumulated
	depreciation and amortization of $454 and $446	     200           	197
Other Assets		                                        78	            87
                                                 -------        -------
                                            					$ 1,246	       $ 1,341

Liabilities and Redeemable Common Stock

Current Liabilities:
	Accounts payable, including retainage
		of $37 and $37		                               $   179	       $   208
	Current portion of long-term debt		                  10             	5
	Accrued construction costs and billings in excess
		of revenue on uncompleted contracts		              292           	217
	Accrued insurance costs		                            79	            76
	Other		                                              71	            73
                                                 -------        -------
Total Current Liabilities		                          631	           579

Long-term debt, less current portion		                 8            	22
Other Liabilities		                                   80	            77
Minority Interest		                                   11	            11
                                                 -------        -------
		Total Liabilities                                		730	           689

Redeemable Common Stock ($393 million aggregate
	redemption value in 1998):
		Common stock, par $0.01 and $0.0625, 7,678,030 and
  10,132,343 shares outstanding in 1998 and 1997,
  respectively	                                        -	             1
		Additional paid in capital		                        89           	116
		Foreign currency adjustment		                       (6)           	(7)
		Net unrealized holding loss		                       (9)          	(11)
		Retained earnings	                            	    442	           553
                                                 -------        -------
Total Redeemable Common Stock	                  	    516	           652
                                                 -------        -------
                                            					$ 1,246	       $ 1,341
                                                 =======        =======

See accompanying notes to consolidated condensed financial statements.

                             PETER KIEWIT SONS', INC.

                 Consolidated Condensed Statements of Cash Flows
                                  (unaudited)

                           						                  Three Months Ended
                                                 							March 31,
(dollars in millions)                            			1998	       	1997

Cash flows from operations:
  Net cash provided by operations		               $   104	     $    27

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities 		                          5	          21
  Purchases of marketable securities		                 (3)	        (11)
  Proceeds from sales of property, plant
      and equipment	                                   	4	          22
  Acquisitions		                                       (2)	         (3)
  Distributions from investees                          4            -
  Capital expenditures	                               (21)	        (32)
                                                 --------       -------
      Net cash used in investing activities		         (13)         	(3)

Cash flows from financing activities:
  Long-term debt borrowing		                            5	           -
  Repurchases of common stock		                       (30)	         (1)
  Dividends paid		                                     (6)	         (7)
  Exchange of Class C Stock for Class D Stock, net		 (122)	        (71)
                                                 --------       ------
      Net cash used in financing activities	       	 (153)	        (79)
                                                 --------       ------
Net decrease in cash and cash equivalents		           (62)        	(55)

Cash and cash equivalents at beginning of period		    232	         173
                                                 --------       ------

Cash and cash equivalents at end of period	        $  170	      $  118
                                                 ========       ======

See accompanying notes to consolidated condensed financial statements.


                            PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements


1.	Basis of Presentation:

	Peter Kiewit Sons', Inc. (the "Company") was
formed by its former parent, Level 3
Communications, Inc. (formerly Peter Kiewit Sons',
Inc.) ("Level 3"), in connection with a
transaction (the "Transaction") intended to
separate the construction business and the
diversified business of Level 3 into two
independent companies.  On March 31, 1998,
pursuant to the terms of a Separation Agreement
between the Company, Level 3 and certain other
parties (the "Separation Agreement"), Level 3
consummated the Transaction by: (i) transferring
100 shares of the $100 par value common stock
("KCG Stock") of Kiewit Construction Group Inc.
("KCG"), representing all of the issued and
outstanding shares of KCG Stock, as well as
certain other assets and liabilities related to
the construction and mining business which
together comprised the Construction and Mining
Group (the "Construction & Mining Group"), to
the Company in exchange for 7,677,920 shares of
the $.01 par value common stock of the Company
("Common Stock") (125 million shares authorized)
and (ii) distributing 100% of its shares of the
Common Stock to the holders of Level 3's $0.0625
par value Class C Construction & Mining Group
Restricted Redeemable Convertible Exchangeable
Common Stock ("Class C Stock") as of March 31,
1998, in exchange for such shares of Class C
Stock.  Prior to the Transaction, the Company was
a wholly-owned subsidiary of Level 3.  As a result
of the Transaction, the Company is now owned by
the former holders of Level 3's Class C Stock.  As
the Construction & Mining Group comprises all of
the net assets and operations of the Company, the
Construction & Mining Group is the Company's
predecessor.  Thus, the financial position,
results of operations and cash flows presented for
all periods prior to March 31, 1998 are those of
the Construction & Mining Group.

	The consolidated condensed balance sheet of the Company at December 27, 1997 has been condensed from the Construction & Mining Group's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The
Company's accounting policies and certain other disclosures are set forth in the notes to the financial statements of the Construction and Mining group for the year ended December 27, 1997 contained in the Company's Current Report on Form
8-K, dated March 27, 1998, filed April 13, 1998 and amended May 1, 1998.

	Receivables at March 31, 1998 and December 27,
1997 include approximately $80 million and $88 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $46 million and $44 million of securities which are being held by the owners of various construction projects in lieu of retainage.

	The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

	When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.


                       PETER KIEWIT SONS', INC.

        Notes to Consolidated Condensed Financial Statements


2.  	Earnings Per Share:

	Basic earnings per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings give effect to convertible debentures considered to be dilutive common stock equivalents. Dilutive potential common shares are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.

                   		                              Three Months Ended
                                                     			March 31,
                                                		  1998        	 1997

	Net earnings available to common shareholders
 (in  millions)	                                  $    4	        $    15

	Add:  Interest expense, net of tax effect,
 associated with convertible debentures*	              -	              -

	Net earnings for diluted shares	                 $    4	        $    15

	Total number of weighted average shares
 outstanding used to compute basic earnings
 per share (in thousands)	                         8,054	          9,321

	Additional dilutive shares assuming conversion
 of convertible debentures	                           93	            437

	Total number of shares used to compute diluted
 earnings per share	                               8,147	          9,758

	Net earnings
	  Basic earnings per share	                      $  .44	         $  1.65

	  Diluted earnings per share	                    $  .44	         $  1.58

* Interest expense attributable to convertible debentures was less than $.5 million in 1998 and 1997.



                         PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements


3.	Comprehensive Income:

	In the first quarter of 1998, the Company adopted
Statement of Financial Accounting Standards
("SFAS") No. 130, "Reporting Comprehensive
Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however the adoption of the standard had no impact on the Company's current or previously reported net income or redeemable common stock. The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders.
Comprehensive income for the Company includes net income, unrealized gains (losses) on securities, and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within redeemable common stock. Comprehensive income for the three months ended March 31, 1998 and 1997 was as follows:

                                                				Three Months Ended
                                            				         March 31,
                                                 			1998	         	1997

	Net Earnings		                                     $ 4	           $ 15
	Other comprehensive income, before tax:
		Foreign currency translation adjustments	          	2	              3
		Unrealized gains (losses) arising during period	   	3	            (18)
		Income tax (expense) benefit related to items of
		  other comprehensive income		                     (2)	             6
                                                    ----           ----
	Comprehensive Income		                             $ 7	           $  6
                                                    ===            ====

4.  Preferred Stock:

	The Company has authorized 250,000 shares of no par value Preferred Stock, the terms of which shall be determined from time-to-time by the board of directors. No shares of Preferred Stock are currently issued and outstanding.



                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

5.	Other Matters:

	The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Group's financial position, future results of operations or future cash flows.

	In connection with the Transaction, the Company and Level 3 entered into various agreements including a Separation Agreement, a Tax Sharing
Agreement and an amended Mine Management
Agreement.

	The Separation Agreement provides for the allocation of certain risks and responsibilities between Level 3 and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Level 3 financial responsibility for liabilities arising out of the non-construction businesses. The Separation
Agreement also allocates certain corporate-level risk exposures not readily allocable to either the construction businesses or the non-construction businesses.

	Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the closing date of the Transaction, Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax
Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the Transaction was determined to be taxable, but solely to the extend that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the Transaction or made in the Tax Sharing Agreement. If the Transaction was determined to be taxable for any other reason, those taxes ("Transaction Taxes") would be allocated 82.5% to Level 3 and 17.5% to the Company. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the Transaction was determined to be taxable in order to take into account the fact that the Transaction is taxable to the holders of Common Stock.

	Additionally, the Mine Management Agreement, pursuant to which the Company provides mine management and related services to Level 3's coal mining operations, was amended to provide the Company with a right of offer in the event that Level 3 were to determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Company at the price that Level 3 would seek to sell the properties to a third party. If the Company were to decline to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If
Level 3 were to sell the properties to a third party, thus terminating the Mine Management
Agreement, it would be required to pay the Company an amount equal to the discounted present value of the Mine Management Agreement, determined, if necessary, by an appraisal process.



                          PETER KIEWIT SONS', INC.

           Notes to Consolidated Condensed Financial Statements


6.	Subsequent Event:

	Prior to the consummation of the Transaction, Level 3's certificate of incorporation gave stockholders the right to exchange their Class C
Stock for Level 3's Class D Diversified Group
Convertible Exchangeable Common Stock ("Class D
Stock") under a set conversion formula. That right was eliminated as a result of the Transaction. To replace that conversion right, Class C stockholders received 6.5 million shares of Level 3's new Class R Convertible Common Stock
("Class R Stock") in January, 1998, which is convertible into Level 3's Common Stock in accordance with terms ratified by stockholders in December, 1997.

	In May, 1998, the Level 3 Board of Directors approved a plan to force conversion of all shares of Class R Stock outstanding, as of May 15, 1998.
As a result of such conversion and as provided in the Separation Agreement and Tax Sharing
Agreement, certain adjustments will be made to the cost sharing and risk allocation provisions of such agreements, including, among others, the payment by the Company of approximately $5 million in additional third party costs and expenses associated with the Transaction, and the allocation of the Transaction Taxes, 50% to Level
3 and 50% to the Company.


Item 2.		Management's Discussion and Analysis of
         Financial Condition and Results of	Operations.


                         PETER KIEWIT SONS', INC.

      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

Results of Operations - First Quarter 1998 vs. First Quarter 1997

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks or uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

Revenue from each of the Company's businesses was (in millions):

                                           						Three Months Ended
                                                						March 31,
                                          						 1998  			     1997

    	Construction			                            $   661		  	 $   471
    	Materials		                                	    71		  	      58
                                                -------      -------
                                           					$   732	   		$   529
                                                =======      =======

Construction. Construction revenue for the first quarter of 1998 increased $190 million or 40% from the same period in 1997. This resulted primarily from two factors. The "I-15" project, which is a $780 million design-build joint venture to reconstruct 16 miles of Interstate 15 through the Salt Lake City, Utah area, was active for the entire quarter in 1998, but was not started until after the first quarter of 1997. Also, the domestic power market has improved and the current quarter reflects revenue from several power plants started after the first quarter of 1997.

Contract backlog at March 31, 1998 was $4.2 billion of which 5% is attributable to foreign operations located in Canada, Indonesia and the Philippines. Domestic projects are spread geographically throughout the U.S.

Margins on construction projects for the first quarter of 1998 decreased to 4.0% compared to 7.0% in 1997.
Due to the favorable resolution of project uncertainties, change order settlements, and cost savings or early completion bonuses, the first quarter of 1997 had an unusually high margin. Margins in the first quarter of 1995 and 1996 were 3.3% and 5.5% respectively.

In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects. As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client, included in contract backlog at $155 million, could be terminated as a result of actions by the Indonesian government. The
Company does not anticipate that termination will have a material adverse effect as payment has been received for all work performed and the costs of demobilizing the projects would not be significant.


                         PETER KIEWIT SONS', INC.

       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations


Materials. Materials revenue increased $13 million or 22% over 1997. A continued strong market for material products in Arizona, resulting in additional unit sales and stronger selling prices accounted for approximately $6 million of the increase. The remainder was a result of the acquisition of additional plant sites in 1997, and the inclusion in 1998 of the revenue from a coal mine in Alabama, purchased in April, 1997.

Margins on materials operations increased by $1 million or 25% in 1998 due to higher revenue. Margins as a percent of revenue remained constant during the first quarter of 1998 compared to the same time period in 1997.


General and Administrative Expenses. General and administrative expenses increased 15% in 1998. The increase was attributable to increased costs related to higher Construction and Materials revenues. G & A expense, as a percent of revenue, decreased from 6.5% in 1997 to 5.3% in 1998 because additional administrative expense did not increase at the same rate as construction and materials activity.


Investment Income, net. Cash used in conversions of Class C Stock to Level 3's Class D Stock prior to the consummation of the Transaction caused a decline in the average investment portfolio balance, which led to a decline in interest income.


Other, net.   Other income is primarily comprised of
mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The $10 million decline results from a decrease in the amount of equipment sold during 1998.


Financial Condition - March 31, 1998 vs. December 27, 1997

The Company's working capital decreased $141 million or 30% during the first quarter of 1998. The decline was primarily due to cash used when shareholders elected to exchange their Class C Stock for Class D
Stock, which amounted to $122 million, and repurchases of Class C Stock of $30 million. In addition, the Company had capital expenditures of $21 million.
Partially funding these outflows was $104 million of cash provided by operations, of which $26 million was provided by distributions of excess cash from construction joint ventures and the remainder was attributable to positive cash flow in the early stages of construction contracts.

The Company anticipates investing between $40 and $75 million annually in its construction business. In addition to normal spending, the Company expects to make significant investments in new construction joint ventures in 1998. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and repurchases of common stock and the payment of dividends, including an $.80 per share dividend declared in April and payable in May, 1998. The
Company's current financial condition and borrowing capacity together with anticipated cash flows from operations should be sufficient for immediate cash requirements and future investing activities.


                          PART II - OTHER INFORMATION


Item 2.		Changes in Securities.

	(a)	The Certificate of Incorporation of Peter
Kiewit Sons', Inc. (the "Company") was amended and restated pursuant to a Restated Certificate of Incorporation was filed with the Delaware Secretary of State on March 19, 1998. The Restated Certificate of
Incorporation increased the number of shares of authorized capital stock of the Company from 1,000 shares of $0.01 par value common stock ("Common
Stock") to 125,250,000 shares, of which 250,000 shares are preferred stock, with no par value per share, and of which 125,000,000 shares are Common Stock. The
Restated Certificate also imposed restrictions on the Common Stock. The description of these restrictions and other terms of the Common Stock are incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-34627) as filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on August 29,
1997, amended by Amendment No. 1 to the Registration
Statement on Form S-4 filed on October 10, 1997,
Amendment No. 2 to the Registration Statement on Form
S-4 filed on November 6, 1997 and Amendment No. 3 to the Registration Statement on Form S-4 filed on November 10, 1997 (the "Registration Statement").

	(d)	The Company filed the Registration Statement
with respect to 10,519,662 shares of Common Stock, which Registration Statement was effective on November
11, 1997. The aggregate offering price of the Common
Stock registered pursuant to the Registration
Statement was $420,786,480.

	The Registration Statement related to a proposed distribution of shares of Common Stock by the Company to its former parent, Level 3 Communications, Inc.
("Level 3"), in exchange for Level 3's construction and mining business (the "Transaction"). Level 3 then proposed to distribute all of its shares of Common
Stock to the holders of Level 3's $0.0625 par value
Class C Construction & Mining Group Restricted
Redeemable Convertible Exchangeable Common Stock
("Class C Stock") in exchange for all of such Class C
Stock. Level 3's Class C Stock "tracked" the performance of Level 3's construction and mining business.

	The distribution of shares of Common Stock contemplated by the Registration Statement commenced, was completed and terminated on March 31, 1998, with the distribution of 7,677,920 shares of Common Stock to Level 3 in exchange for Level 3's construction and mining business. None of the remaining shares of Common Stock registered pursuant to the Registration
Statement will be distributed thereunder. To date, the Company has incurred approximately $1,100,000 of expenses in connection with the issuance and distribution of such shares of Common Stock. This amount is a reasonable estimate of such expenses. Such expenses were paid directly to third parties, and no such payments were made to directors or officers of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliates of the Company.

Item 4.		Submission of Matters to a Vote of Security Holders.

	By unanimous written consent on March 18, 1998, the sole stockholder of the Company approved the amendment and restatement of the Certificate of Incorporation of the Company, as described in Item
2(a) above. The sole stockholder further approved an amendment to the Certificate of Incorporation to change the Company's name from PKS Holdings, Inc. to Peter Kiewit Sons', Inc.

	By unanimous written consent on March 23, 1998, the sole stockholder of the Company, without the solicitation of proxies or consents by the Company, re-elected the entire board of directors of the Company, as such board of directors was previously reported to the Securities and Exchange Commission.

Item 6.		Exhibits and Reports on Form 8-K.


	(a)	Exhibits required by Item 601 of Regulation S-
K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit
Number        Description

 27           Financial Data Schedule


	(b)	Reports on Form 8-K.

	Current Report on Form 8-K dated March 27, 1998, reporting that the Company completed the acquisition of the Construction and Mining Business of Level 3
Communications, Inc. and certain other matters, which Report was filed with the Securities and Exchange
Commission on April 13, 1998.

	Amendment to Current Report on Form 8-K/A dated
March 27, 1998, filing financial statements of the Construction and Mining Business of Level 3
Communications, Inc., which Report was filed with the Securities and Exchange Commission on May 1, 1998.


                               SIGNATURES

	Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            								PETER KIEWIT SONS', INC.


Date: May 14, 1998	        					   /s/ Kenneth M. Jantz
                            							Kenneth M. Jantz
                            							Vice President and
                            							Chief Accounting Officer



                         PETER KIEWIT SONS', INC.

                            INDEX TO EXHIBITS

	Exhibit
	 No.

 	27	     Financial Data Schedule (For electronic filing purposes only)