Form 10-Q
period 1998-06-30
PETER KIEWIT SONS INC /DE/
filed 1998-08-17
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended          Commission file number
                June 30, 1998                               000-23943


                               PETER KIEWIT SONS', INC.
                (Exact name of registrant as specified in its charter)

             Delaware                              91-1842817
     (State of Incorporation)            (I.R.S. Employer Identification No.)


              Kiewit Plaza, Omaha Nebraska               68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of August 14, 1998:

                        Title of Class                Shares Outstanding
             Common Stock, $0.01 par value                8,942,045


                          PETER KIEWIT SONS', INC.
Index

                                                                          Page
______________________________________________________________________________

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.

           Consolidated Condensed Statements of Earnings for the three months
             ended June 30, 1998 and 1997                                   2
           Consolidated Condensed Balance Sheets as of June 30, 1998 and
             December 27, 1997                                              3
           Consolidated Condensed Statements of Cash Flows for the three
              months ended June 30, 1998 and 1997                           4
           Notes to Consolidated Condensed Financial Statements             5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      10


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.                                 15

Signatures                                                                 15

Index to Exhibits                                                          16
_____________________________________________________________________________



                            PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                              PETER KIEWIT SONS', INC.

                  Consolidated Condensed Statements of Earnings
                                   (unaudited)




                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ----------------
                                        1998         1997      1998      1997
                                        ----         ----      ----      ----
(dollars in millions, except per share data)

Revenue                                $ 838        $ 569    $ 1,570   $1,047
Cost of Revenue                         (766)        (496)    (1,469)    (942)
                                        ----         ----     ------    -----
                                          72           73        101      105

General and Administrative Expenses      (40)         (32)       (78)     (64)
Operating Earnings                        32           41         23       41

Other Income (Expense):
   Investment Income, net                  3            5          6        8
   Interest Expense, net                  (1)          (1)        (1)      (1)
   Other, net                             16           13         28       35
                                        ----          ----      ----     ----
                                          18            17        33       42
                                        ----          ----      ----     ----

Earnings Before Income Taxes              50            58        56       83

Provision for Income Taxes               (20)          (23)      (22)     (33)
                                        ----          ----      ----     ----
Net Earnings                           $  30         $  35     $  34    $  50
                                        ====          ====      ====     ====
Net Earnings per Share:
  Basic                                $3.92         $3.70     $4.27    $5.34
                                        ====          ====      ====     ====
  Diluted                              $3.87         $3.55     $4.22    $5.13
                                        ====          ====      ====     ====
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                               PETER KIEWIT SONS', INC.
                          Consolidated Condensed Balance Sheets

                                                   June 30,       December 27,
                                                    1998             1997
(dollars in millions)                            (unaudited)
______________________________________________________________________________
Assets

Current Assets:
  Cash and cash equivalents                         $  165            $  232
  Marketable securities                                 23                26
  Receivables, less allowance of $9 and $9             473               430
  Costs and earnings in excess of
     billings on uncompleted contracts                 118               119
  Investment in construction joint ventures            145               176
  Deferred income taxes                                 68                61
  Other                                                 14                13
                                                     -----             -----
Total Current Assets                                 1,006             1,057

Property, Plant and Equipment, less accumulated
  depreciation and amortization of $460 and $446       216               197
Other Assets                                            84                87
                                                     -----            ------
                                                    $1,306            $1,341
                                                     =====             =====

Liabilities and Redeemable Common Stock

Current Liabilities:
  Accounts payable, including retainage
    of $41 and $37                                  $  204           $  208
  Current portion of long-term debt                     -                 5
  Accrued construction costs and billings in excess
    of revenue on uncompleted contracts                268              217
  Accrued insurance costs                               83               76
  Other                                                 72               73
                                                     -----            -----
Total Current Liabilities                              627              579

Long-term debt, less current portion                    13               22
Other Liabilities                                       74               77
Minority Interest                                       11               11
                                                     -----            -----
      Total Liabilities                                725              689

Redeemable Common Stock ($425 million aggregate
  Redemption value in 1998):
    Common stock, par $0.01 and $0.0625,
      8,428,195 and 10,132,343 shares outstanding
      in 1998 and 1997, respectively                    -                 1
    Additional paid in capital                         139              116
    Foreign currency adjustment                         (7)              (7)
    Net unrealized holding loss                        (11)             (11)
    Retained earnings                                  460              553
                                                     -----            -----
Total Redeemable Common Stock                          581              652
                                                     -----            -----
                                                    $1,306           $1,341
                                                     =====            =====
See accompanying notes to consolidated condensed financial statements.

                             PETER KIEWIT SONS', INC.

                  Consolidated Condensed Statements of Cash Flows
                                      (unaudited)





                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
(dollars in millions)                                          1998       1997
______________________________________________________________________________

Cash flows from operations:
  Net cash provided by operations                             $ 100     $  37

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities                                      10        44
  Purchases of marketable securities                             (7)      (22)
  Proceeds from sales of property, plant and equipment            8        25
  Acquisitions/Investments                                        3       (18)
  Capital expenditures                                          (54)      (62)
                                                               ----      ----
      Net cash used in investing activities                     (40)      (33)

Cash flows from financing activities:
  Short-term debt borrowing                                      20         2
  Payments on short-term debt                                   (25)       -
  Issuance of common stock                                       41        34
  Repurchases of common stock                                   (28)       (1)
  Dividends paid                                                (13)      (13)
  Exchange of Class C Stock for Class D Stock, net             (122)      (72)
                                                               ----      ----
      Net cash used in financing activities                    (127)      (50)
                                                               ----      ----
Net decrease in cash and cash equivalents                       (67)      (46)

Cash and cash equivalents at beginning of period                232       173
                                                               ----      ----
Cash and cash equivalents at end of period                    $ 165     $ 127
                                                               ====      ====
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                                  PETER KIEWIT SONS', INC.

                  Notes to Consolidated Condensed Financial Statements


1.    Basis of Presentation:

Peter Kiewit Sons', Inc. (the "Company") was formed by its former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level
3"), in connection with a transaction (the "Transaction") intended to separate the construction business and the diversified business of Level 3 into two independent companies. On March 31, 1998, pursuant to the terms of a Separation Agreement between the Company, Level 3 and certain other parties (the "Separation Agreement"), Level 3 consummated the Transaction by: (i) transferring 100 shares of the $100 par value common stock ("KCG Stock") of Kiewit Construction Group Inc. ("KCG"), representing all of the issued and outstanding shares of KCG Stock, as well as certain other assets and liabilities related to the construction and mining business which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company in exchange for 7,677,920 shares of the $.01 par value common stock of the Company ("Common Stock") (125 million shares authorized) and (ii) distributing 100% of its shares of the Common Stock to the holders of Level 3's $0.0625 par value Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C
Stock") as of March 31, 1998, in exchange for such shares of Class C Stock. Prior to the Transaction, the Company was a wholly-owned subsidiary of Level
3. As a result of the Transaction, the Company is now owned by the former holders of Level 3's Class C Stock. As the Construction & Mining Group comprised all of the net assets and operations of the Company at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "The Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

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

Receivables at June 30, 1998 and December 27, 1997 include approximately $117 million and $114 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $43 million and $44 million of securities which are being held by the owners of various construction projects in lieu of retainage.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                         Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                         ------------------   ----------------
                                           1998      1997       1998      1997
                                          ---------------     ----------------
Net earnings available to common
  shareholders (in millions)             $   30    $   35     $   34    $   50

Add:  Interest expense, net of tax effect,
  associated with convertible debentures*    -         -          -         -

Net earnings for diluted shares          $   30    $   35     $   34    $   50

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)       7,657     9,301      7,865     9,308

Additional dilutive shares assuming
  conversion of convertible debentures       91       437         91       437

Total number of shares used to compute
  diluted earnings per share              7,748     9,738      7,956     9,745

Net earnings
  Basic earnings per share               $ 3.92     $3.70      $4.27     $5.34

Diluted earnings per share               $ 3.87     $3.55      $4.22     $5.13

*Interest expense attributable to convertible debentures was less than $.5 million in 1998 and 1997.


                                    PETER KIEWIT SONS', INC.

                     Notes to Consolidated Condensed Financial Statements


3.  Comprehensive Income:

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".
SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however the adoption of the standard had no impact on the Company's current or previously reported net income or redeemable common stock. The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income, unrealized gains (losses) on securities, and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within redeemable common stock. Comprehensive income for the six months ended June 30, 1998 and 1997 was as follows:


                                         Three Mos. Ended   Six Mos. Ended
                                             June 30,            June 30,
                                         ----------------    ---------------
(dollars in millions)                     1998      1997     1998       1997
_____________________________________________________________________________

Net Earnings                               $30       $35      $34        $50
Other comprehensive income, before tax:
  Foreign currency translation adjustments  (2)       -        -          (2)
  Unrealized gains (losses)
    arising during period                   (4)      (14)      -         (10)
Income tax (expense) benefit related to
  items of other comprehensive income        3         6       -           5
Comprehensive Income                       $27      $ 27     $34        $ 43

4.  Preferred Stock:

The Company has authorized 250,000 shares of no par value Preferred Stock, the terms of which shall be determined from time-to-time by the board of directors. No shares of Preferred Stock are currently issued and outstanding.


                                    PETER KIEWIT SONS', INC.

                  Notes to Consolidated Condensed Financial Statements

5.  Other Matters:

The Company is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

In connection with the Transaction, the Company and Level 3 entered into various agreements including a Separation Agreement, a Tax-Sharing Agreement and an amended Mine Management Agreement.

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

Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the closing date of the Transaction, Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the Transaction was determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the Transaction or made in the Tax-Sharing Agreement. If the Transaction were determined to be taxable for any other reason, those taxes ("Transaction Taxes") would be allocated 82.5% to Level 3 and 17.5% to the Company.
Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the Transaction was determined to be taxable in order to take into account the fact that the Transaction is taxable to the holders of Common Stock.

Additionally, the Mine Management Agreement, pursuant to which the Company provides mine management and related services to Level 3's coal mining operations, was amended to provide the Company with a right of offer in the event that Level 3 would determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Company at the price that Level 3 would seek to sell the properties to a third party. If the Company declined to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If Level 3 sold the properties to a third party, thus terminating the Mine Management Agreement, it would be required to pay the Company an amount equal to the discounted present value of the Mine Management Agreement, determined, if necessary, by an appraisal process.

                                  PETER KIEWIT SONS', INC.

                  Notes to Consolidated Condensed Financial Statements


Prior to the consummation of the Transaction, Level 3's certificate of incorporation gave stockholders the right to exchange their Class C Stock for Level 3's Class D Diversified Group Convertible Exchangeable Common Stock ("Class D Stock") under a set conversion formula. That right was eliminated as a result of the Transaction. To replace that conversion right, Class C stockholders received 6.5 million shares of Level 3's new Class R Convertible Common Stock ("Class R Stock") in January 1998, which was convertible into Level 3's Common Stock in accordance with terms ratified by stockholders in December 1997.

In May 1998, the Level 3 Board of Directors approved a plan to force conversion of all shares of Class R Stock outstanding, as of May 15, 1998. As a result of such conversion and as provided in the Separation Agreement and Tax Sharing Agreement, certain adjustments were made to the cost sharing and risk allocation provisions of such agreements, including, among others, the payment by the Company of approximately $5 million in additional third party costs and expenses associated with the Transaction, and the allocation of the Transaction Taxes, 50% to Level 3 and 50% to the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company must adopt this statement when preparing financial statements for the year ended December 26, 1998. Management is reviewing the requirements of this Statement and believes it will change the extent of its current business segment disclosure. This Statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to the Consolidated Financial Statements.




Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Results of Operations - Second Quarter 1998 vs. Second Quarter 1997

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks or uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

Revenue from each of the Company's businesses for the three months ended June 30, 1998 was (in millions):

                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                      1998        1997
                                                     -----        -----

      Construction                                  $  745       $  494
      Materials                                         93           75
                                                     -----         ----
                                                    $  838        $ 569
                                                     =====         ====

Construction. Revenues for the construction business increased $251 million or 50.8% for the three months ended June 30, 1998 as compared to the same time period in 1997. The increase in ownership of ME Holding Inc. (ME) from 49% at June 30, 1997 to 80% caused the Company to consolidate ME. This accounted for $97 million of the increase. Another major factor was the "I-15" project, a $1.4 billion ($780 million the Company's share) design-build joint venture to reconstruct 16 miles of interstate through the Salt Lake City, Utah area which had not earned any revenue at this time last year. Several new projects account for the remainder of the increase.

Contract backlog at June 30, 1998 was $5.3 billion of which 5% is attributable to foreign operations located in Canada and Indonesia. Domestic projects are spread geographically throughout the U.S. The increase in backlog from the previous quarter is primarily attributed to a major communications cable installation project.

Margins on construction projects as a percentage of revenue for the three months ended June 30, 1998 decreased to 8.7% from 13.3% for the same time period in 1997. The favorable resolution of project uncertainties, change order settlements and bonuses for cost savings and early completion, increased margins for the second quarter of 1997. Margins for the second quarters of 1995 and 1996 were 8.2% and 9% respectively.

In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects.
As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client, included in contract backlog at $153 million, could be terminated as a result of actions by the Indonesian government. The Company does not anticipate that termination will have a material adverse effect as payment has been received for all work performed and the costs of demobilizing the projects would not be significant.

                                PETER KIEWIT SONS', INC.

           Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations


Materials. Revenues for the materials business were up 24% for the three months ended June 30, 1998 as compared to the same time period in 1997. Greater sales volume and higher average selling prices for aggregates, ready mix concrete and asphalt products resulted in the increase.

Margins from materials sales as a percentage of revenue for the three months ended June 30, 1998 decreased slightly by 1.8% from the same period in 1997. Increased sales prices were offset by higher cement costs which caused the margin to remain relatively stable for the aggregates, ready mix concrete and asphalt products. The decrease in margins is a result of operating losses for the Oak Mountain Coal operations. The investment in Oak Mountain was sold on June 9, 1998. The Oak Mountain investment was previously written off as an impaired asset in December 1997. Thus, no gain or loss resulted from the sale.


General and Administrative Expenses. General and administrative expenses increased 25% in 1998. The increase was attributable to increased costs related to higher Construction and Materials revenues. G & A expense, as a percent of revenue, decreased from 5.6% in 1997 to 4.8% in 1998 as a proportionate increase in administration costs were not necessary to support the Company's revenue growth. The consolidation of ME in the 1998 financial statements versus the equity method in 1997 also contributed to the increase.


Investment Income, net. The decline in investment income is due to the consolidation of ME in the 1998 financial statements versus use of the equity method in 1997.


Other, net.   Other income is comprised primarily of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.

The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire over the next two to five years, operating earnings at the mines will decrease substantially.
Since the mine management fee is based upon the operating earnings of the mines, the fee will be similarly affected.


                                  PETER KIEWIT SONS', INC.

          Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations


Results of Operations - Six Months 1998 vs. Six Months 1997

Revenue from each of the Company's businesses for the six months ended June 30, 1998 was (in millions):

                                                          Six Months Ended
                                                                 June 30,
                                                          ----------------
                                                          1998         1997
                                                          -----        -----
     Construction                                        $1,406       $  918
     Materials                                              164          129
                                                          -----        -----
                                                         $1,570       $1,047
                                                          =====        =====

Construction. Revenues for the construction business increased $488 million or 53% from the same time period in 1997. The increase in ownership of ME from 49% at June 30, 1997 to 80% caused the Company to consolidate ME. This accounted for $169 million of the increase. Another major factor was the "I-15" project, a $1.4 billion ($780 million the Company's share) design-build joint venture to reconstruct 16 miles of interstate through the Salt Lake City, Utah area which had not earned any revenue at this time last year. Several new projects account for the remainder of the increase.

Margins on construction projects as a percentage of revenue for the six months ended June 30, 1998 decreased to 6.4% from 10.5% for the same time period in 1997. The favorable resolution of project uncertainties, change order settlements and bonuses for cost savings and early completion increased margins for the first six months of 1997. Margins in the first six months of 1995 and 1996 were 5.5% and 7% respectively.

In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects.
As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client, included in contract backlog at $153 million, could be terminated as a result of actions by the Indonesian government. The Company does not anticipate that termination will have a material adverse effect as payment has been received for all work performed and the costs of demobilizing the projects would not be significant.

                                 PETER KIEWIT SONS', INC.

            Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations


Materials. Revenues for the materials business were up 27% for the six months ended June 30, 1998 as compared to the same time period in 1997. Greater sales volume and higher average selling prices for aggregates, ready mix concrete and asphalt products contributed to the majority of the increase.
The inclusion of six months of revenues from the Oak Mountain Coal Mine compared to only three months in 1997 also contributed to the increase.

Margins from materials sales as a percentage of revenue for the six months ended June 30, 1998 remained the same as the six months ended June 30, 1997. The increased sales and prices for aggregates, ready mix concrete and asphalt products were offset by higher cement costs causing the margin to remain relatively stable. The investment in the Oak Mountain Coal Mine was sold on June 9, 1998. The Oak Mountain investment was previously written off as an impaired asset in December 1997. Thus, no gain or loss resulted from the sale.


General and Administrative Expenses. General and administrative expenses increased 22% in 1998. The increase was attributable to increased costs related to higher Construction and Materials revenues. G & A expense, as a percent of revenue, decreased from 6.1% in 1997 to 5.0% in 1998 as a proportionate increase in administration costs were not necessary to support the Company's revenue growth The consolidation of ME in the 1998 financial statements versus the equity method in 1997 also contributed to the increase.


Investment Income, net. The decline in investment income is due to the consolidation of ME in the 1998 financial statements versus the equity method in 1997.


Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The $7 million decline results from a decrease in the amount of equipment sold during 1998.

The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire over the next two to five years, operating earnings at the mines will decrease substantially.
Since the mine management fee is based upon the operating earnings of the mines, the fee will be similarly affected.


Financial Condition - June 30, 1998 vs. December 27, 1997

The Company's working capital decreased $99 million or 21% during the first six months of 1998. The decline was primarily due to cash used when shareholders elected to exchange their Class C Stock for Class D Stock, totaling $122 million, repurchases of Class C Stock of $28 million, dividends of $13 million and repayment of short-term debt of $25 million. In addition, the Company had capital expenditures of $54 million. Partially funding these outflows was $100 million of cash provided by operations, of which $31 million was provided by distributions of excess cash from construction joint ventures, the issuance of common stock of $41 million and $20 million of short-term borrowing.

The Company anticipates investing between $40 and $75 million annually in its construction business. In addition to normal spending, the Company expects to make significant investments in new construction joint ventures in 1998. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and repurchases of common stock and the payment of dividends, including an $.80 per share dividend declared in April and paid in May, 1998. The Company's current financial condition and borrowing capacity together with anticipated cash flows from operations should be sufficient for immediate cash requirements and future investing activities.

                            PETER KIEWIT SONS', INC.

            Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company must adopt this statement when preparing financial statements for the year ended December 26, 1998. Management is reviewing the requirements of this Statement and believes it will change the extent of its current business segment disclosure. This Statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to the Consolidated Financial Statements.


                           PART II - OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K.

          (a)           Exhibits required by Item 601 of Regulation S-K.


        Exhibit
         Number         Description
        -------         -----------

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

                                                  PETER KIEWIT SONS', INC.






Date: August 14, 1998                              /s/  Kenneth M. Jantz
                                                   ---------------------
                                                   Kenneth M. Jantz
                                                   Vice President and
                                                   Principal Financial Officer

                                  PETER KIEWIT SONS', INC.

                                      INDEX TO EXHIBITS




Exhibit
  No.
-------

  27       Financial Data Schedule (For electronic filing purposes only)

8

21