Form 10-Q
period 1998-09-30
PETER KIEWIT SONS INC /DE/
filed 1998-11-17
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          Commission file number
     September 30, 1998                                        000-23943


                             PETER KIEWIT SONS', INC.
                (Exact name of registrant as specified in its charter)

      Delaware                                       91-1842817
(State of Incorporation)                  (I.R.S. Employer Identification No.)



      Kiewit Plaza, Omaha Nebraska                        68131
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

           The number of shares outstanding of each of the registrant's classes of common stock as of November 16, 1998:

               Title of Class                      Shares Outstanding
         Common Stock, $0.01 par value                 8,928,245




                                 PETER KIEWIT SONS', INC.

                                           Index

                                                                          Page
______________________________________________________________________________

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

Item 1.   Financial Statements.

          Consolidated Condensed Statements of Earnings for the three months and nine months ended September 30, 1998 and 1997 2 Consolidated Condensed Balance Sheets as of September 30, 1998
               and December 27, 1997                                         3
          Consolidated Condensed Statements of Cash Flows for the nine
               months ended September 30, 1998 and 1997                      4
          Notes to Consolidated Condensed Financial Statements               5

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                    9


                              PART II - OTHER INFORMATION
                              ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.                                 14

Signatures                                                                  14

Index to Exhibits                                                           15
______________________________________________________________________________



                           PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

                            PETER KIEWIT SONS', INC.

                   Consolidated Condensed Statements of Earnings
                                   (unaudited)






                                         Three Months Ended  Nine Months Ended
                                            September 30,     September 30,
                                          1998        1997   1998        1997
(dollars in millions, except per share data)
______________________________________________________________________________

Revenue                                   $ 963      $ 824   $ 2,533  $ 1,968
Cost of Revenue                            (878)      (754)   (2,347)  (1,784)
                                           ----       ----    ------   ------
                                             85         70       186      184

General and Administrative Expenses         (33)       (31)     (111)    (100)
                                           ----       ----    ------   ------
Operating Earnings                           52         39        75       84

Other Income (Expense):
   Investment Income, net                     3          3         9       10
   Interest Expense, net                     (1)        (2)       (2)      (3)
   Other, net                                21         15        49       50
                                           ----       ----    ------   ------
                                             23         16        56       57
                                           ----       ----    ------   ------
Earnings Before Income Taxes                 75         55       131      141

Provision for Income Taxes                  (30)       (21)      (52)     (57)
                                           ----       ----      ----     ----

Net Earnings                              $  45      $  34   $    79  $    84
                                           ====       ====    ======   ======
Net Earnings per Share:
  Basic                                   $5.13      $3.38   $  9.63  $  8.76
                                           ====       ====    ======   ======

  Diluted                                 $5.08      $3.24   $  9.52  $  8.38
                                           ====       ====    ======   ======

See accompanying notes to consolidated condensed financial statements.

                                   PETER KIEWIT SONS', INC.
                           Consolidated Condensed Balance Sheets

                                               September 30,       December 27,
                                                   1998                1997
(dollars in millions)                           (unaudited)
_______________________________________________________________________________
Assets

Current Assets:
  Cash and cash equivalents                        $  247           $  232
  Marketable securities                                15               26
  Receivables, less allowance of $7 and $9            519              430
  Costs and earnings in excess of
     billings on uncompleted contracts                 90              119
  Investment in construction joint ventures           177              176
  Deferred income taxes                                74               61
  Other                                                15               13
                                                    -----            -----
Total Current Assets                                1,137            1,057

Property, Plant and Equipment, less accumulated
  depreciation and amortization of $472 and $446      216              197
Other Assets                                          102               87
                                                    -----            -----
                                                   $1,455           $1,341
                                                    =====            =====

Liabilities and Redeemable Common Stock

Current Liabilities:
  Accounts payable, including retainage
    of $45 and $37                                  $  230          $  208
  Current portion of long-term debt                      3               5
  Accrued construction costs and billings in excess
    of revenue on uncompleted contracts                314             217
  Accrued insurance costs                               84              76
  Other                                                 67              73
                                                     -----           -----
Total Current Liabilities                              698             579

Long-term debt, less current portion                    12              22
Other Liabilities                                       84              77
Minority Interest                                       11              11
                                                     -----           -----
      Total Liabilities                                805             689

Redeemable Common Stock ($450 million aggregate
  Redemption value in 1998):
    Common stock, par $0.01 and $0.0625, 8,931,045
      and 10,132,343 shares outstanding in 1998 and
      1997, respectively                                -                1
    Additional paid in capital                         165             116
    Foreign currency adjustment                         (9)             (7)
    Net unrealized holding loss                        (11)            (11)
    Retained earnings                                  505             553
                                                     -----            ----
Total Redeemable Common Stock                          650             652
                                                     -----           -----
                                                    $1,455          $1,341
                                                     =====           =====
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

                                PETER KIEWIT SONS', INC.

                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)




                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
(dollars in millions)                                       1998        1997
_____________________________________________________________________________

Cash flows from operations:
  Net cash provided by operations                          $ 154        $170

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities                                   19          51
  Purchases of marketable securities                          (7)        (24)
  Proceeds from sales of property, plant and equipment        21          34
  Distributions from long-term investments                     8           4
  Contributions to long-term investments                      (3)        (20)
  Capital expenditures                                       (75)        (89)
                                                            ----         ---
      Net cash used in investing activities                  (37)        (44)

Cash flows from financing activities:
  Long-term debt borrowing                                     -           3
  Short-term debt borrowing                                   20          -
  Payments on short-term debt                                (25)         -
  Issuance of common stock                                    67          34
  Repurchases of common stock                                (29)         (2)
  Dividends paid                                             (13)        (13)
  Exchange of Class C Stock for Class D Stock, net          (122)        (72)
                                                            ----         ---
      Net cash used in financing activities:                (102)        (50)

Net increase in cash and cash equivalents                     15          76

Cash and cash equivalents at beginning of period             232         173
                                                            ----         ---
Cash and cash equivalents at end of period                 $ 247        $249
                                                            ====         ===
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

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

Receivables at September 30, 1998 and December 27, 1997 include approximately $121 million and $114 million, respectively of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $46 million and $44 million of securities which are being held by the owners of various construction projects in lieu of retainage.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          1998       1997       1998      1997
                                         ------------------   -----------------
Net earnings available to common
  shareholders (in millions)            $   45     $   34     $   79     $   84

Add:  Interest expense, net of tax effect,
  associated with convertible debentures*   -          -          -          -

Net earnings for diluted shares         $   45     $   34     $   79     $   84

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)      8,776     10,086      8,167      9,570

Additional dilutive shares assuming
  conversion of convertible debentures      90        437         90        437

Total number of shares used to compute
  diluted earnings per share             8,866     10,523      8,257     10,007

Net earnings
  Basic earnings per share              $ 5.13     $ 3.38     $ 9.63     $ 8.76

  Diluted earnings per share            $ 5.08     $ 3.24     $ 9.52     $ 8.38

* Interest expense attributable to convertible debentures was less than $.5 million in 1998 and 1997.


3.  Comprehensive Income:

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".
SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however the adoption of the standard had no impact on the Company's current or previously reported net income or redeemable common stock. The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income, unrealized gains (losses) on securities, and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within redeemable common stock. Comprehensive income for September 30, 1998 and 1997 was as follows:

                                        Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
(dollars in millions)                    1998        1997      1998       1997
_______________________________________________________________________________

Net Earnings                              $45         $34       $79        $84
Other comprehensive income, before tax:
  Foreign currency translation adjustments (3)         (3)       (3)        (5)
  Unrealized gains (losses) arising
    during period                           -           3         -         (7)
  Income tax (expense) benefit related to
    items of other comprehensive income     1           -         1          5
                                           --          --        --         --
Comprehensive Income                      $43         $34       $77        $77
                                           ==          ==        ==         ==


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

The Separation Agreement provides for the allocation of certain risks and responsibilities between Level 3 and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Level 3 financial responsibility for liabilities arising out of the non-construction businesses. The Separation Agreement also provides for the payment, by the Company, of a majority of the third party costs and expenses associated with the Transaction.

Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the closing date of the Transaction, Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the Transaction was determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the Transaction or made in the Tax-Sharing Agreement. If the Transaction were determined to be taxable for any other reason, those taxes ("Transaction Taxes") would be allocated 50% to Level 3 and 50% to the Company. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the Transaction was determined to be taxable in order to take into account the fact that the Transaction is taxable to the holders of Common Stock.

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

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company must adopt this statement when preparing financial statements for the year ended December 26, 1998. Management is reviewing the requirements of this Statement and believes it will change the extent of its current business segment disclosure. This Statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to the Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks or uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. The Company assumes no responsibility to update forward-looking information contained herein.

Results of Operations - Third Quarter 1998 vs. Third Quarter 1997

Revenue from each of the Company's businesses for the three months ended September 30, 1998 was (in millions):

                                                   Three Months Ended
                                                      September  30,
                                                   ------------------
                                                   1998          1997
                                                   ----          ----

     Construction                                  $871          $741
     Materials                                       92            83
                                                    ---           ---
                                                   $963          $824
                                                    ===           ===

Construction. Revenues for the construction business increased $130 million or 17.5% for the three months ended September 30, 1998 as compared to the same time period in 1997. The increase in revenues resulted from several new domestic cogeneration facilities and other new projects. Another major factor was the "I-15" project, a $1.4 billion ($780 million the Company's share) design-build joint venture to reconstruct 16 miles of interstate through the Salt Lake City, Utah area.

Contract backlog at September 30, 1998 was nearly $5 billion of which 2% is attributable to foreign operations located primarily in Canada. Domestic projects are spread geographically throughout the U.S.

Margins on construction projects as a percentage of revenue for the three months ended September 30, 1998 decreased slightly to 8.4% from 8.8% for the same time period in 1997.

In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects. As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client have been suspended. The suspension had no material impact on the Company, as substantially all payments have been received for work performed and the costs of demobilizing the project were not significant.


Materials. Revenues for the materials business were up 11%, from $83 million to $92 million, for the three months ended September 30, 1998 as compared to the same time period in 1997. Greater sales volume and higher average selling prices for aggregates, ready mix concrete and asphalt products resulted in a 16% increase which was offset by the decrease in revenues from the Oak Mountain Coal operations. The investment in Oak Mountain was sold on June 9, 1998. The Oak Mountain investment was previously written off as an impaired asset in December 1997, thus, no gain or loss resulted from the sale.

Margins from materials sales as a percentage of revenue for the three months ended September 30, 1998 increased by 7% from the same period in 1997. The increase in margins was attributable to higher average selling prices, improvements in the performance of recent acquisitions and the elimination of losses from the Oak Mountain Coal operations.


General and Administrative Expenses. General and administrative expenses increased 6.5% from 1997 for the three month period ended September. The increase was attributable to increased costs related to higher construction and materials revenues. G&A expense, as a percent of revenue, decreased from 3.8% in 1997 to 3.4% in 1998 as a proportionate increase in administration costs were not necessary to support the Company's revenue growth.


Investment Income, net. Investment income remained unchanged from the same time period in 1997.


Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The mine management fee increased by $3 million while an increase in the amount of equipment sold during the third quarter of 1998 resulted in a $6 million increase in gains from sales.

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


Results of Operations - Nine Months 1998 vs. Nine Months 1997

Revenue from each of the Company's businesses for the nine months ended September 30, 1998 was (in millions):

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                             1998       1997
                                                             ----       ----

          Construction                                     $2,277     $1,757
          Materials                                           256        211
                                                            -----      -----
                                                            $2,533    $1,968
                                                             =====     =====


Construction. Revenues for the construction business increased $520 million or 30% from the same time period in 1997. $181 million of the increase in revenues resulted from several new domestic cogeneration facilities. Joint ventures performing electrical work on railway systems contributed another $80 million. Another major factor was the "I-15" project, a $1.4 billion ($780 million the Company's share) design-build joint venture to reconstruct 16 miles of interstate through the Salt Lake City, Utah area which contributed $133 million to the increase. Several new projects account for the remainder of the increase.

Margins on construction projects as a percentage of revenue for the nine months ended September 30, 1998 decreased to 7.2% from 9.7% for the same time period in 1997. The favorable resolution of project uncertainties, change order settlements and bonuses for cost savings and early completion increased margins for the first nine months of 1997. Margins in the first nine months of 1995 and 1996 were 7.6% and 8.9% respectively.

In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects. As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client have been suspended. The suspension had no material impact on the Company, as substantially all payments have been received for work performed and the costs of demobilizing the project were not significant.


Materials. Revenues for the materials business were up 21%, from $211 million to $256 million, for the nine months ended September 30, 1998 as compared to the same time period in 1997. Greater sales volume and higher average selling prices for aggregates, ready mix concrete and asphalt products contributed to the majority of the increase. The investment in the Oak Mountain Coal Mine was sold on June 9, 1998. The Oak Mountain investment was previously written off as an impaired asset in December 1997. Thus, no gain or loss resulted from the sale.

Margins from materials sales as a percentage of revenue for the nine months ended September 30, 1998 increased 2% over the same time period in 1997. The slight increase in margins can be attributed to higher average selling prices and improvements in the performance of recent acquisitions.


General and Administrative Expenses. General and administrative expenses increased 11% in 1998. The increase was attributable to increased costs related to higher Construction and Materials revenues. G & A expense, as a percent of revenue, decreased from 5.1% in 1997 to 4.4% in 1998 as a proportionate increase in administration costs were not necessary to support the Company's revenue growth.


Investment Income, net. Investment income remained relatively unchanged from the same time period in 1997.


Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The mine management fee increased by $4 million while a decrease in the amount of equipment sold during 1998 resulted in a $7 million decrease in gains from sales.

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


Financial Condition - September 30, 1998 vs. December 27, 1997

The Company's working capital decreased $39 million or 8% during the first nine months of 1998. The decline was primarily due to cash used when shareholders elected to exchange their Class C Stock for Class D Stock, totaling $122 million, repurchases of Class C Stock of $29 million, dividends of $13 million and repayment of short-term debt of $25 million. In addition, the Company had capital expenditures of $75 million. Partially funding these outflows was $154 million of cash provided by operations, the issuance of common stock of $67 million, $12 million in net proceeds from the sale and maturity of marketable securities and $21 million in proceeds from the sale of property, plant and equipment.

The Company anticipates investing between $50 and $100 million annually in its construction business. In addition to normal spending, the Company expects to make significant investments in new construction joint ventures in 1998. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and repurchases of common stock and the payment of dividends, including an $.80 per share dividend declared in April and paid in May, 1998. The Company's current financial condition and borrowing capacity together with anticipated cash flows from operations should be sufficient for immediate cash requirements and future investing activities.

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company must adopt this statement when preparing financial statements for the year ended December 26, 1998. Management is reviewing the requirements of this Statement and believes it will change the extent of its current business segment disclosure. This Statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to the Consolidated Financial Statements.


Year 2000 Update:

General. The Company's Year 2000 Project ( the "Project") is proceeding on schedule. The Project is comprised of two components: Internal, which includes updating and replacing all computer systems which are not Year 2000 compliant, and External, which requires developing strategies to protect the Company from disruptions caused by third parties not being Year 2000 compliant.


Internal. The most significant Internal component is the replacement of the current mainframe payroll system with a client server-based system. The new system is intended to bring payroll systems into Year 2000 compliance. All other internal systems materially affecting operations have already been updated. The Internal systems component of the Project is expected to be completed in mid-1999, well ahead of the Year 2000 deadline. The Project did not delay any other Information System projects as several systems were already scheduled to be revised. The Company does not believe that a backup plan is necessary as the project is sufficiently well enough along. Check writing with manual intervention would be in place to handle payroll on a short-term basis if the Project was not completed before the Year 2000 deadline. The Company's ability to process payroll and make the associated tax payment, in the long-term, would be adversely affected if the deadline is not met.


External. The primary External factor which could have a negative impact on The Company's operations is the inability of third party owners to pay the Company on a timely basis for work performed as a result of their Year 2000 problem. A large portion of the Company's domestic construction work is with federal, state and local government agencies. If these agencies are unable to make payments due to their own Internal Year 2000 problems, the Company could experience cash flow problems.

Another potentially significant External factor which could have a negative impact on the Company's operations is the inability of major equipment suppliers to supply the company with the equipment needed to complete various construction projects as a result of their Year 2000 problems. Other major purchasing components, primarily permanent materials, have alternative procurement sources, in the event that the primary supplier encounters problems.


Costs. The total cost associated with the Project is not expected to be material to the Company's financial position. The estimated total cost of the Project is approximately $5.9 million, of which $3.1 million has been spent to date.


Risks. The failure to correct a material Internal Year 2000 problem could result in the disruption of some normal activities and negatively impact the Company's ability to complete projects on a timely basis. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third party suppliers and owners, the Company is unable to determine at this time whether the consequences of External Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers and owners. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


Forward Looking Statements. The discussion of the Company's efforts and management's expectations relating to the Year 2000 problem are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of third party suppliers and customers to bring their systems into Year 2000 compliance, and unanticipated problems identified in the implementation of the Project.


                        PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

          (a) Exhibits required by Item 601 of Regulation S-K.


       Exhibit
       Number           Description
       -------          -----------

         27             Financial Data Schedule


          (b) Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PETER KIEWIT SONS', INC.






Date: November 16, 1998                           /s/  Kenneth M. Jantz
                                                  ------------------------
                                                  Kenneth M. Jantz
                                                  Vice President and
                                                  Principal Financial Officer

                           PETER KIEWIT SONS', INC.

                               INDEX TO EXHIBITS




          Exhibit
            No.
          -------

             27   Financial Data Schedule (For electronic filing purposes only)





8