Form 10-K
period 1998-12-26
PETER KIEWIT SONS INC /DE/
filed 1999-03-25
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                Commission file number
December 26, 1998                                 000-23943

                         PETER KIEWIT SONS', INC.
          (Exact name of registrant as specified in its charter)

     Delaware                                91-1842817
(State of Incorporation)     (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska                         68131
(Address of principal executive offices)           (Zip Code)

                             (402) 342-2052
            (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                   None

      Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01






















     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

     33,596,348 shares of the registrant's $0.01 par value Common
Stock were issued and outstanding on March 25, 1999.

     Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.



                             TABLE OF CONTENTS

                                                             Page
Part I
  Item 1.     Business                                        1
  Item 2.     Properties                                      3
  Item 3.     Legal Proceedings                               3
  Item 4.     Submissions of Matters to a Vote of Security
              Holders                                         3
  Item 4A.    Executive Officers of the Registrant            4

Part II
  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                             5
  Item 6.     Selected Financial Data                         7
  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations   8
  Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk                                     12
  Item 8.     Financial Statements and Supplementary Data     13
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure          37

Part III
  Item 10.    Directors and Executive Officers of the
              Registrant                                      37
  Item 11.    Executive Compensation                          37
  Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                  37
  Item 13.    Certain Relationships and Related Transactions  37

Part IV
  Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                             37
































































                                   PART I

Item 1.  Business.

     General. Peter Kiewit Sons', Inc. and its subsidiaries ("PKS" or the "Company") is one of the largest construction contractors in North America and also owns materials businesses. The Company was incorporated in Delaware in 1997 to continue a construction business founded in Omaha, Nebraska in 1884.

     On March 31, 1998, the Company's former parent, Level 3 Communications, Inc. ("Level 3") transferred all of the issued and outstanding shares of common stock of Kiewit Construction Group Inc. ("KCG"), as well as certain other assets and liabilities related to Level 3's construction and materials businesses, which together with such common stock comprised all of the construction and materials businesses of Level 3 (the "Construction and Materials Businesses"), to the Company in exchange for all of the Company's then outstanding shares of Common Stock. Level 3 then distributed all of such Common Stock to the holders of Level 3's Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock"), in exchange for such shares of Class C
Stock. As a result of such transactions (collectively, the "Transaction"), the Company is now owned by the former holders of Level 3's Class C Stock, and now conducts the Construction and Materials Businesses. In connection with the Transaction, the Company's name was changed from "PKS Holdings, Inc." to "Peter Kiewit Sons', Inc." and Level 3's name was changed from "Peter Kiewit Sons', Inc." to "Level 3 Communications, Inc."

     The Construction Business. The Construction Business is conducted by operating subsidiaries of the Company. The Company and its joint ventures perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 1998 were distributed among the following construction markets (approximately, by number): transportation (including highways, bridges, airports, railroads, and mass transit) -- 48%, commercial buildings -- 21%, water supply -- 8%, sewage and waste disposal -- 6%, dams -- 5%, mining -- 5%, power, heat, cooling -- 3%, oil and gas -- 3% and other markets -- 1%.

     The Company primarily performs its services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications. The Company plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. The Company generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

     Contract Types. The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts. Contracts are either competitively bid and awarded or negotiated. The Company's public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Construction contracts generally provide for progress payments as work is completed, with a retainage to be paid when performance is substantially complete. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

     Government Contracts. Public contracts accounted for approximately 52% of the combined prices of contracts awarded to the Company during 1998. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs.

     Competition. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 1998, Engineering News Record, a construction trade publication, ranked the Company as the 7th largest United States contractor in terms of 1997 revenue and 6th largest in terms of 1997 new contract awards. It ranked the Company 1st in the transportation market in terms of 1997 revenue.

     Demand. The volume and profitability of the Company's construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.

     Backlog. At the end of 1998, the Company had backlog (anticipated revenue from uncompleted contracts) of approximately $4.9 billion, an increase from approximately $3.9 billion at the end of 1997. Of current backlog, approximately $2 billion is not expected to be completed during 1999. In 1998, the Company was low bidder on 218 jobs with total contract prices of approximately $2.2 billion, an average price of approximately $10.2 million per job. There were 19 new projects with contract prices over $25 million, accounting for approximately 71% of the successful bid volume.

     Joint Ventures. The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision making. In 1998, the Company derived approximately 60% of its joint venture revenue from sponsored joint ventures and approximately 40% from non-sponsored joint ventures. The Company's share of joint venture revenue accounted for approximately 33% of its 1998 total revenue.

     The Materials Business. Several of the Company's subsidiaries, primarily in Arizona and Oregon, produce construction materials, including ready-mix concrete, asphalt, sand and gravel. The Company also has quarrying operations in New Mexico and Wyoming, which produce landscaping materials and railroad ballast. Kiewit Mining Group Inc. ("KMG"), a subsidiary of the Company, provides mine management services to KCP, Inc. ("KCP"), a subsidiary of Level 3, pursuant to the terms and conditions of a mine management agreement. Under the terms of such mine management agreement, Level 3 pays KMG an annual fee equal to 30% of KCP's adjusted operating income. The fee in 1998 was approximately $34 million.

     Locations. The Company structures its construction operations around 20 principal operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets. At the end of 1998, the Company had current projects in 43 states, Puerto Rico, Washington, D.C. and 8
Canadian provinces.

     Properties. The Company's headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 19 principal district offices, 15 of which are owned facilities and 4 are leased facilities. The Company also has 16 area offices, 1 of which is an owned facility and 15 are leased facilities. The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,400 portable offices, shops and transport trailers. The Company has a large equipment fleet, including approximately 3,900 trucks, pickups and automobiles and 3,800 heavy construction vehicles, such as graders, scrapers, backhoes and cranes. Joint ventures in which the Company is a participant also own an approximate additional 2,000 portable offices, shops and transport trailers, 600 trucks, pickups and automobiles and 1,000 heavy construction vehicles.

     Environmental Protection. Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

     Employees. At the end of 1998, the Company and its majority-owned subsidiaries employed approximately 16,200 people.

Item 2.  Properties.

     The Company's headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 19 principal district offices located in Arizona, California, Colorado, Georgia, Massachusetts, Texas, Utah, Washington, Alberta and Quebec, 15 of which are owned facilities and 4 are leased facilities. The Company also has 16 area offices located in Alaska, Arizona, California, Colorado, Florida, Hawaii, Illinois, Maryland, Nebraska, Nevada, New Jersey, New Mexico, British Columbia and Ontario, 1 of which is an owned facility and 15 are leased facilities. The Company owns or leases numerous other shops, equipment yards, storage facilities, warehouses, and construction material quarries.

Item 3.  Legal Proceedings.

     The Company and its subsidiaries are parties to many pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None during the three months ended December 26, 1998.

Item 4A.  Executive Officers of the Registrant.

     The table below shows information as of March 25, 1999, about each executive officer of the Company, including his business experience during the past five years. In addition to the named executive officers of the Company, the Company considers directors who are executive officers of certain of the Company's subsidiaries to be executive officers of the Company. The Company's executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name                 Business Experience                     Age

John B. Chapman     Mr. Chapman, has been Vice President of   53
                    Human Resources and Administration of the Company since August 1997. Mr. Chapman was
                    Vice President of Human Resources for KCG for more than five years prior to August
                    1997.

Richard W. Colf     Mr. Colf has been an Executive Vice       55
                    President of the Company since July 1998.
                    Mr. Colf is also a director of the Company and is a member of the Executive Committee of the Company. Mr. Colf has been an Executive Vice President of Kiewit Pacific
                    Co. ("KPC"), a subsidiary of the Company, since September 1998, was a Senior Vice
                    President of KPC from October 1995 to
                    September 1998 and was a Vice President
                    of KPC for more than five years prior to October 1995.

Bruce E. Grewcock   Mr. Grewcock has been an Executive Vice   45
                    President of the Company since August 1997.
                    Mr. Grewcock is also a director of the
                    Company and is a member of the Executive
                    Committee of the Company. Mr. Grewcock has been the President of Kiewit Western Co., a subsidiary of the Company, since July 1997.
                    Mr. Grewcock was an Executive Vice President of KCG from July 1996 to June 1998, and
                    President of KMG from January 1992 to July
                    1996. Mr. Grewcock is currently also a
                    director of Kinross Gold Corporation.

Kenneth M. Jantz    Mr. Jantz has been a Vice President and    56
                    Treasurer of the Company since August 1997.
                    Mr. Jantz was a Vice President of KCG from
                    May 1994 to June 1998. Mr. Jantz was
                    Executive Vice President and Chief Financial
                    Officer of C-TEC Corporation from October
                    1993 to April 1994.

Tait P. Johnson     Mr. Johnson has been the President of      49
                    Gilbert Industrial Corporation, a subsidiary of the Corporation, for more than the last five years. Mr. Johnson is also a director of the Company and is the Chairman of the Audit Committee of the Company. Mr. Johnson was President of Gilbert Southern Corp., a subsidiary of the Company, from October 1995 to July 1996 and Vice President of Gilbert
                    Southern Corp. from June 1994 to October
                    1995.

Allan K. Kirkwood   Mr. Kirkwood has been an Executive Vice   55
                    President of the Company since July 1998.
                    Mr. Kirkwood is also a director of the
                    Company and is a member of the Executive
                    Committee and the Audit Committee of the Company. Mr. Kirkwood has been an Executive Vice President of KPC since
                    September 1998, was a Senior Vice President of KPC from October 1995 to September 1998 and was a Vice President of KPC for more than five years prior to October 1995.

Gerald S. Pfeffer   Mr. Pfeffer has been a Vice President of   53
                    the Company since April 1998. Mr. Pfeffer was a Vice President of KCG from December
                    1997 to June 1998. Mr. Pfeffer was Vice
                    President of Kiewit SR91 Corp., a
                    subsidiary of Level 3, from January 1993 to December 1997.

Rodney K. Rosenthal Mr. Rosenthal has been the Controller     45
                    of the Company since March 1998. Mr.
                    Rosenthal was Controller of KCG from
                    October 1995 to June 1998. Mr. Rosenthal was Corporate Accounting Manager of KCG from April 1991 to October 1995.

Tobin A. Schropp    Mr. Schropp has been a Vice President     37
                    and General Counsel of the Company since
                    September 1998. Mr. Schropp was Director of Taxes of the Company from March 1998 to September 1998. Mr. Schropp was Director of Taxes of Level 3 from August 1996 to
                    March 1998, and Director of Research,
                    Planning and Audit of Level 3 from
                    September 1993 to August 1996.

Stephen A. Sharpe   Mr. Sharpe has been a Vice President of   47
                    the Company since August 1997. Mr. Sharpe was a Vice President of KCG from October
                    1996 to June 1998. Mr. Sharpe was a Vice
                    President of U.S. Generating Company,
                    Bethesda, Maryland, for more than five
                    years prior to October 1996.

Kenneth E. Stinson  Mr. Stinson has been President of the     56
                    Company since August 1997 and Chairman
                    and Chief Executive Officer of the Company since March 1998. Mr. Stinson is also a director of the Company and is the Chairman of the Executive Committee of the Company.
                    Mr. Stinson has been the Chairman and Chief
                    Executive Officer of KCG for more than the last five years. Mr. Stinson was Executive
                    Vice President of Level 3 from June 1991 to
                    August 1997. Mr. Stinson is also currently a director of ConAgra, Inc., Valmont
                    Industries, Inc. and Level 3.

George B. Toll, Jr. Mr. Toll has been an Executive Vice        62
                    President of the Company since August 1997.
                    Mr. Toll is also a director of the Company and is a member of the Executive Committee of the Company. Mr. Toll was an Executive Vice President of KCG from April 1994 to
                    June 1998, and Vice President of KPC from
                    June 1992 to August 1994.








                                 PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     Market Information. As of December 26, 1998, the Company's $0.01 par value common stock ("Common Stock") is not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

     Company Repurchase Obligation. Pursuant to the terms of the Company's Restated Certificate of Incorporation
("Certificate"), the Company is generally required to repurchase shares of Common Stock at a formula price upon demand. Common Stock can be issued only to employees of the Company and its subsidiaries and can be resold only to the Company at a formula price based on the year-end book value of the Company. The Company is generally required to repurchase Common Stock for cash upon stockholder demand.

     Formula Price. The formula price of the Common Stock is based on the book value of the Company. A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company's construction activities (approximately $120 million in 1998).

     Restrictions. Ownership of Common Stock is generally restricted to active Company employees. Upon retirement, termination of employment, or death, Common Stock must be resold to the Company at the applicable formula price.

     Stockholders. On March 25, 1999, and after giving effect to a dividend of 3 shares of Common Stock for each outstanding share of Common Stock effected on January 15, 1999, the Company had the following numbers of stockholders and outstanding shares:

Class of Stock            Stockholders         Outstanding Shares
--------------            ------------         ------------------

 Common Stock                1,177                 33,596,348


     Dividends and Prices. As a result of the Transaction, the Construction and Materials Businesses were distributed to the Company. Level 3's former Class C Stock was linked to the performance of the Construction and Materials Businesses. Consequently, for presentation purposes, the chart below sets forth the dividends declared or paid on Level 3's Class C Stock and the Common Stock during 1997 and 1998, respectively, and the stock price after each dividend payment, in each case adjusted retroactively to reflect the January 1999 Common Stock dividend.

                                   Dividend
Dividend Declared Dividend Paid    Per Share Price Adjusted     Stock Price
October 25, 1996  January 4, 1997  $0.175    December 29, 1996  $10.175
April 23, 1997    May 1, 1997      $0.175    May 1, 1997        $10.00
October 22, 1997  January 5, 1998  $0.20     December 28, 1997  $12.80
April 24, 1998    May 1, 1998      $0.20     May 1, 1998        $12.60
October 30, 1998  January 6, 1999  $0.225    December 27, 1998  $15.90


     The Company's current dividend policy is to pay a regular dividend on Common Stock of about 15% to 20% of the prior year's ordinary earnings, with any special dividends to be based on extraordinary earnings.

     Sales of Unregistered Securities. The Company's former parent, Level 3, acquired 100 shares of Common Stock on November 1, 1997 for $1.00. Such shares of Common Stock were acquired without registration based upon reliance of Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. On March 31, 1998, in connection with the Transaction, Level 3 transferred the Construction and Materials Businesses to the Company in exchange for 30,711,680 shares of Common Stock. Such shares of Common Stock were acquired without registration based upon reliance of Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering.



Item 6.  Selected Financial Data.

     The following selected financial data for each of the years in the period 1994 to 1998 have been derived from the audited consolidated financial statements.

(dollars in millions,                    Fiscal Year Ended
 except per share amounts)
                 1998      1997      1996      1995      1994

Results of Operations:
  Revenue       $3,403    $2,764    $2,303    $2,330    $2,175
  Net earnings     136       155       108       104        77

Per Common Share:
  Net earnings
   Basic          4.07      4.00      2.53      1.95      1.23
   Diluted        4.02      3.84      2.44      1.91      1.22
  Dividends(1)     .45       .375      .325      .26       .225
  Stock price(2) 15.90     12.80     10.18      8.10      6.39
  Book value     19.35     16.10     12.76     10.73      7.85

Financial Position:
  Total assets   1,377     1,341     1,038      976       967
  Current portion of
   long-term debt    8         5         -        2         3
  Long-term debt, net of
   current portion  13        22        12        9         9

Redeemable common
   stock (3)       691       652       562      467       505


(1) The 1998, 1997, 1996, 1995 and 1994 dividends include $.225,
$.20, $.175, $.15 and $.1125 for dividends declared in 1998,
1997, 1996, 1995 and 1994 respectively, but paid in January of the subsequent year.

(2) Pursuant to the Restated Certificate of Incorporation, the stock price calculation is computed annually at the end of the fiscal year.

(3) Ownership of the Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. The Company is generally committed to purchase all Common Stock at the amount computed, when put to the Company by a stockholder, pursuant to the Certificate of Incorporation. The aggregate redemption value of Common Stock at December 26, 1998 was $576 million.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

                  Results of Operations 1998 vs. 1997

     Revenue from the Company's segments for the twelve months ended December 26, 1998 and December 27, 1997 was (in millions):

                                    1998            1997

     Construction                  $3,057          $2,474
     Materials                        346             290
                                   ------          ------
                                   $3,403          $2,764
                                   ======          ======

     Construction. Revenues for the construction business increased $583 million or 23.6% from the same time period in 1997. $210 million of the increase in revenues resulted from several new domestic cogeneration facilities. Joint ventures performing electrical work on railway systems contributed another $82 million. Another major factor was the "I-15" project, a $1.4 billion (the Company's share of $780 million) design build joint venture to reconstruct 16 miles of interstate through the Salt Lake City, Utah area which contributed $135 million to the increase. Several new projects account for the remainder of the increase.

     Contract backlog at December 26, 1998 was nearly $5 billion, of which 3.5% is attributable to foreign operations located primarily in Canada. Domestic projects are spread geographically throughout the U.S.

     Margins on construction projects as a percentage of revenue for the twelve months ended December 26, 1998 decreased to 8.6% from 13% for the same time period in 1997. Favorable resolutions of project uncertainties, change order settlements and bonuses for cost savings and early completion increased margins for the twelve months ended December 27, 1997. Margins in 1996 and 1995 were 9.6% and 7.7%, respectively.

     In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects. As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client have been suspended. The suspension had no material impact on the Company, as substantially all payments have been received for work performed and the costs of demobilizing the project were not significant. All amounts that have been billed and received in excess of costs incurred on the suspended projects have been deferred pending final resolution of these projects with the U.S. client and its lenders.

     Materials. Revenues for the materials business were up 19%, from $290 million to $346 million, for the twelve months ended December 26, 1998 as compared to the same time period in 1997. Greater sales volume and higher average selling prices for aggregates, ready mix concrete and asphalt products resulted in a 27% increase which was offset by the decrease in revenues from the Oak Mountain Coal operations. The investment in Oak Mountain was sold on June 9, 1998. The Oak Mountain investment was previously written off as an impaired asset in December 1997. In 1998, the Company realized operating losses of $3 million.

     Margins from materials sales as a percentage of revenue for the twelve months ended December 26, 1998 increased from 5% in 1997 to 7.5% in 1998. The increase in margins was attributable to higher average selling prices and improvements in the performance of recent acquisitions. Also contributing to the increase was the elimination of losses from the Oak Mountain Coal operations.

     General and Administrative Expenses. General and administrative expenses decreased in 1998. G & A expense, as a percent of revenue, decreased from 5.3% in 1997 to 4.1% in 1998, as a proportionate increase in administration costs were not necessary to support the Company's revenue growth.

     Investment Income, Net. Net investment income decreased by $6 million. The decrease was partially due to the increased interest expense on long-term debt and gains on sales of marketable securities in 1997 which were not recurring items.

     Other, Net. Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The mine management fee increased by $2 million while a decrease in the amount of equipment sold during 1998 resulted in a $3 million decrease in gains from sales.

     The Company manages certain coal mines for Level 3. Fees for these services were $34 million in 1998, $32 million in 1997 and $37 million in 1996. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire over the next two to five years, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

     Additionally, the Minerals Management Service and Montana Department of Revenue have issued assessments to the Level 3 mines for the underpayment of royalties and production taxes. Level 3 is vigorously contesting the assessments. If Level 3 pays these assessments, the payments could materially decrease future mine management fees, but will not affect fees previously received.

     Provision for Income Taxes. The effective income tax rates in 1998 and 1997 differ from the expected rate of 35% primarily due to state income taxes and prior year tax adjustments.

                Results of Operations 1997 vs. 1996

     Revenue from each of the Company's segments for the twelve months ended December 27, 1997 and December 28, 1996 was (in millions).

                                       1997         1996
                                       ----         ----

       Construction                   $2,474       $2,060
       Materials                         290          243
                                      ------       ------
                                      $2,764       $2,303
                                      ======       ======



     Construction. Construction revenues increased $414 million during 1997 compared to 1996. The consolidation of ME Holding Inc. (due to the increase in ownership from 49% to 80%) ("ME Holding") contributed $261 million, almost two-thirds of the increase. In addition to ME Holding, several large projects and joint ventures became fully mobilized during the latter part of the year and were well into the "peak" construction phase.

     Construction margins increased to 13% of revenue in 1997 as compared to 10% in 1996. The favorable resolution of project uncertainties, several change order settlements, and cost savings or early completion bonuses received during the year contributed to this increase.

     Materials. Material revenues increased 19% to $290 million in 1997 from $243 million in 1996. The acquisition of additional plant sites accounts for 22% of the increase in sales. The remaining increase was a result of the strong market for material products in Arizona. This raised sales volume from existing plant sites and allowed for slightly higher selling prices. The inclusion of $10 million of revenues from the Oak Mountain facility in Alabama also contributed to the increase.

     Material margins decreased from 10% of revenue in 1996 to 5% in 1997. Losses at the Oak Mountain facility in Alabama were the source of the decrease. The materials margins from sources other than Oak Mountain remained stable as higher unit sales and selling prices were offset by increases in raw materials costs.

     General and Administrative Expenses. General and administrative expenses increased 11% in 1997 after deducting $17 million of expenses attributable to ME Holding. Compensation and profit sharing expenses increased $9 million and $2 million, respectively, from 1996. The increase in these costs is a direct result of higher earnings.

     Investment Income. Investment income declined 16% in 1997 to $16 million. The decrease is primarily attributable to the consolidation of ME Holding in 1997. In 1996, equity earnings attributable to ME Holding was $4 million. Partially offsetting this decline was a slight increase in income from the sale of marketable securities.

     Interest Expense. The decline in interest expense is due to the absence of short-term borrowings which were repaid in 1996.

     Other, Net. Other income is primarily comprised of gains and losses on the disposition of construction equipment and mine management fees paid by Level 3. A $6 million increase in gains on the sale of equipment and additional miscellaneous income were partially offset by a decline in mine management fee income.

     Provision for Income Taxes. The effective income tax rates in 1997 and 1996 differ from the expected statutory rate of 35% primarily due to state income taxes and prior year tax adjustments.

                  Financial Condition - December 26, 1998

     The Company's working capital increased $4 million or 1% during 1998. Sources of cash primarily included $158 million of cash provided by operations, the issuance of common stock of $67 million, $12 million in net proceeds from the sale and maturity of marketable securities, $25 million in proceeds from the sale of property, plant and equipment and $17 million in distributions from equity method investees. Uses of cash primarily included shareholders exchanging their Class C stock for Level 3's former Class D Stock, totaling $122 million, stock repurchases of $35 million, dividends of $13 million, net repayment of debt of $1 million, capital expenditures of $87 million, $13 million in investments and acquisitions and $15 million, net issuances of notes receivable.

     The Company usually invests between $50 and $100 million annually in its construction and materials businesses. In addition to normal spending, the Company expects to make investments in new construction joint ventures. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and repurchases of common stock and the payment of dividends, including an $.225 per share dividend declared in October and paid in January 1999. The Company's current financial condition and borrowing capacity together with anticipated cash flows from operations should be sufficient for immediate cash requirements and future investing activities.

     Subsequent Events. On February 28, 1999, the Company purchased the remaining 60% of a materials operation located in the Portland, Oregon/Vancouver, Washington area.

     On January 11, 1999, the Company declared a four-for-one stock split in the form of a stock dividend of three shares of Common Stock for each share issued and outstanding payable on January 15, 1999. All share and per share amounts for all periods have been retroactively restated to reflect the stock split.

     Recent Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 1999. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no derivative instruments or hedging activities.

                          Year 2000 Update

     General. The Company's Year 2000 Effort (the "Effort") is proceeding on schedule. The Effort is comprised of two components: Internal, which includes updating and replacing all computer systems which are not Year 2000 compliant, and External, which requires developing strategies to protect the Company from disruptions caused by third parties not being Year 2000 compliant.

     Internal. The most significant Internal component is the replacement of the current mainframe payroll system with a client server-based system. The new system is intended to bring payroll systems into Year 2000 compliance. All other internal systems materially affecting operations have already been updated. The Internal systems component of the Effort is expected to be completed during the first six months of 1999, well ahead of the Year 2000. The Effort did not delay any other Information System projects as several systems were already scheduled to be revised. The Company does not believe that a backup plan is necessary as the Effort is sufficiently well enough along. Check writing with manual intervention would be in place to handle payroll on a short-term basis if the Effort was not completed before the Year 2000. The Company's ability to process payroll and make the associated tax payment, in the long-term, would be adversely affected if the deadline is not met, however, there would be no material affect on the Company's results of operations.

     External. The primary External factor which could interrupt the Company's operations is the inability of third party owners to pay the Company on a timely basis for work performed as a result of their Year 2000 problem. A large portion of the Company's domestic construction work is with federal, state and local government agencies. If these agencies are unable to make payments due to their own Internal Year 2000 problems, the Company could experience cash flow problems.

     Another potentially significant External factor which could interrupt the Company's operations is the inability of major equipment suppliers to supply the Company with the equipment needed to complete various construction projects as a result of their Year 2000 problems. Other major purchasing components, primarily permanent materials, have alternative procurement sources, in the event that the primary supplier encounters problems.

     Costs. The total cost associated with the Effort is not expected to be material to the Company's financial position. The estimated total cost of the Effort is approximately $5.9 million, of which $4 million has been spent to date.

     Risks. The failure to correct a material Internal Year 2000 problem could result in the disruption of some normal activities and negatively impact the Company's ability to complete projects on a timely basis. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third party suppliers and owners, the Company is unable to determine at this time whether the consequences of External Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Effort is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers and owners. The Company believes that, with the implementation of new business systems and completion of the Effort as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Forward Looking Statements. The discussion of the Company's efforts and management's expectations relating to the Year 2000 problem are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of third party suppliers and customers to bring their systems into Year 2000 compliance, and unanticipated problems identified in the implementation of the Effort.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

          Not applicable.

Item 8.  Financial Statements and Supplementary Data.

                        REPORT OF INDEPENDENT ACCOUNTANTS






The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and of cash flows present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries at December 26, 1998, and December 27, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Omaha, Nebraska
March 18, 1999









                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Statements of Earnings
                For the three years ended December 26, 1998

(dollars in millions,      1998        1997        1996
 except per share data)

Revenue                  $ 3,403     $ 2,764     $ 2,303
Cost of Revenue           (3,115)     (2,427)     (2,079)
                          -------     -------     -------
                             288         337         224

General and Administrative Expenses
                            (141)       (147)       (117)

Operating Earnings           147         190         107

Other Income (Expense):
  Investment Income           12          16          19
  Interest Expense, net       (5)         (3)        (4)
  Other, net                  61          61          58
                              --          --          --
                              68          74          73
                              --          --          --

Earnings Before Income Taxes
and Minority Interest        215         264         180

Minority Interest in Net Income
of Subsidiaries               (1)         (2)         -

Provision for Income Taxes   (78)       (107)        (72)
                             ----       -----        ----

Net Earnings             $   136    $    155    $    108
                         =======    ========    ========

Net Earnings per Share:
  Basic                  $   4.07   $   4.00    $   2.53
                         ========   ========    ========

  Diluted                $   4.02   $   3.84    $   2.44
                         ========   ========    ========


See accompanying notes to consolidated financial statements.



            PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets
            December 26, 1998 and December 27, 1997

 (dollars in millions)                   1998          1997

Assets

Current Assets:
  Cash and cash equivalents            $    227     $    232
  Marketable securities                       9           26
  Receivables, less allowance of $5 and $9  454          430
  Unbilled contract revenue                  88           88
  Contract costs in excess of related revenue26           31
  Investment in construction joint ventures 190          176
  Deferred income taxes                      64           61
  Other                                      15           13
                                        -------     --------
Total Current Assets                      1,073        1,057

Property, Plant and Equipment, at cost:
  Land                                       17           18
  Buildings                                  42           40
  Equipment                                 631          585
                                       --------     --------
                                            690          643
  Less accumulated depreciation and
  amortization                             (482)        (446)
                                       --------     --------
Net Property, Plant and Equipment           208          197

Other Assets                                 96           87
                                       --------     --------

                                         $1,377       $1,341
                                         ======       ======

See accompanying notes to consolidated financial statements.



             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
             December 26, 1998 and December 27, 1997

 (dollars in millions)                   1998           1997

Liabilities and Redeemable Common Stock

Current Liabilities:
  Accounts payable, including retainage
  of $47 and $37                        $   182        $   208
  Current portion of long-term debt           8              5
  Accrued costs on construction contracts   125             96
  Billings in excess of related costs
  and earnings                              132            121
  Accrued insurance costs                    81             76
  Other                                      63             73
                                        -------        -------
Total Current Liabilities                   591            579

Long-term Debt, less current portion         13             22

Deferred taxes                                1              -
Other Liabilities                            69             77

Minority Interest                            12             11

Preferred stock, no par value, 250,000 shares
  authorized,  no shares outstanding in 1998
  and 1997                                    -              -
Redeemable Common Stock ($576 million aggregate
  redemption value):
  Common Stock, 125 million shares authorized
  par $0.01 and $.0625, 35,692,820 and 40,529,372
  outstanding                                 -              1
  Additional paid-in capital                161            117
  Accumulated other comprehensive income    (22)           (18)
  Retained earnings                         552            552
                                          ------       --------
Total Redeemable Common Stock               691            652
                                          ------       --------

                                         $1,377         $1,341
                                         ======         ======

See accompanying notes to consolidated financial statements.



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows
              For the three years ended December 26, 1998

(dollars in millions)                       1998   1997   1996

Cash flows from operations:
  Net earnings                              $136   $155   $108
  Adjustments to reconcile net earnings to
    net cash provided by operations:
      Depreciation and amortization           70     66     61
      Gain on sale of property, plant and
       equipment and other investments       (20)   (24)   (17)
      Equity (earnings) loss, net            (17)     2     (8)
      Change in other noncurrent liabilities  (7)    18     18
      Deferred income taxes                    6     -      (6)
      Change in working capital items:
       Receivables                            (6)  (113)    37
       Costs and earnings in excess of billings
        on uncompleted construction contracts  5    (39)    (1)
       Investment in construction joint
        Ventures                             (13)   (82)   (18)
       Other current assets                   -       7      2
       Accounts payable                      (27)    27    (18)
       Accrued construction costs and
        billings in excess of revenue on
        uncompleted contracts                 28    102      1
       Other liabilities                       5     23      8
       Other                                  (2)     8     (7)
                                            ----   ----   ----
Net cash provided by operations              158    150    160

Cash flows from investing activities:
  Proceeds from sales and maturities of
   marketable securities                      24     73    160
  Purchases of marketable securities          (7)   (39)  (157)
  Proceeds from sale of property, plant
   and equipment                              25     36     25
  Capital expenditures                       (87)  (107)   (72)
  Investments and acquisitions, net of
   cash acquired                             (13)   (21)    (6)
  Distributions from investees                17      9      6
  Additions to notes receivable              (20)     -      -
  Payments received on notes receivable        5      -      -
  Sale of note receivable and other            -      -     14
                                            ----   ----   ----
Net cash used in investing activities        (56)   (49)   (30)


See accompanying notes to consolidated financial statements.



               PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
              For the three years ended December 26, 1998


(dollars in millions)                        1998   1997   1996
Cash flows from financing activities:
  Long-term debt borrowings               $   4    $   12  $   6
  Short-term debt borrowings, net            (5)       -     (45)
  Payments on long-term debt                  -        -      (2)
  Issuances of common stock                   67       34     27
  Repurchases of common stock                (35)      (2)    (5)
  Dividends paid                             (13)     (12)   (12)
  Exchange of Class C Stock for Level 3's
   Class D Stock, net                       (122)     (72)   (20)
                                            ----     ----   ----
Net cash used in financing activities       (104)     (40)   (51)

Effect of exchange rates on cash              (3)      (2)     -
                                            ----     ----   ----

Net change in cash and cash equivalents       (5)      59     79

Cash and cash equivalents at beginning
  of year                                    232      173     94
                                            ----     ----   ----

Cash and cash equivalents at end of year    $227     $232   $173
                                            ====     ====   ====

Supplemental disclosures of cash flow information:
  Taxes paid                                $ 91     $ 94   $ 78
  Interest paid                                5        2      2

Non-cash financing activities:
  Conversion of convertible debentures to
   common stock                             $(10)    $  -   $  -

See accompanying notes to consolidated financial statements.



                 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        Consolidated Statements of Changes in Redeemable Common
                     Stock and Comprehensive Income
             For the three years ended December 26, 1998

                                                Accumulated
                                     Additional   Other                     Total
                             Common   Paid-in   Comprehensive   Retained  Stockholder's
                             Stock    Capital     Income        Earnings  Equity
                             -----    -------     ------        --------  ------
Balance at December 30, 1995 $   1    $  78       $  (4)        $ 392     $ 467

Dividends (a)                   -        -           -            (13)      (13)
Issuance of stock               -        27          -            -          27
Repurchase of stock             -        (1)         -             (4)       (5)
Exchange of Class C Stock
for Class D stock, net          -        (4)         -            (16)      (20)

Comprehensive income:
Net earnings                    -        -           -            108       108
  Other comprehensive income:
  Change in unrealized holding
    loss, net of tax            -        -           (2)          -          (2)
                                                                          ------

  Total other comprehensive income                                           (2)
                                                                          ------

Total comprehensive income                                                  106
                            ------     ------      ------       ------    ------


Balance at December 28, 1996     1      100          (6)         467        562
                            ------     ------      ------       ------    ------

Dividends (a)                                                    (13)       (13)
Issuance of stock               -        34           -           -          34
Repurchase of stock             -        -            -           (2)        (2)
Exchange of class C stock
 for Class D stock, net         -       (17)          -          (55)       (72)

Comprehensive income:
Net earnings                    -        -            -          155        155
  Other comprehensive income:
  Foreign currency adjustment   -        -           (2)          -          (2)
  Change in unrealized holding
    loss, net of tax            -        -          (10)          -         (10)
                                                                          ------

  Total other comprehensive income                                          (12)
                                                                          ------

Total comprehensive income                                                  143
                             ------    ------     ------      ------      ------

Balance at December 27, 1997      1       117       (18)         552        652
                             ------    ------     ------      ------      ------

See accompanying notes to consolidated financial statements.



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Redeemable Common
                        Stock and Comprehensive Income
                 For the three years ended December 26, 1998

                                               Accumulated
                                    Additional    Other                   Total
                              Common  Paid-in  Comprehensive  Retained  Stockholder's
                              Stock   Capital     Income      Earnings    Equity
                              -----   -------     ------      --------    ------
Dividends (a)                    -         -          -           (13)      (13)
Issuance of stock                -         77         -            -         77
Repurchase of stock              -         (7)        -           (28)      (35)
Exchange of Class C stock
  for Class D stock, net         -        (27)        -           (95)     (122)
Change in par value of
  common stock                  (1)         1                                -

Comprehensive income:
Net earnings                     -          -         -           136       136
  Other comprehensive income:
  Foreign currency adjustment    -          -        (1)           -         (1)
  Change in unrealized holding loss,
    net of tax                   -          -        (3)           -         (3)
                                                                          ------

  Total other comprehensive income                                           (4)
                                                                          ------

Total comprehensive income                                                  132
                             ------     ------    ------       -----      ------

Balance at December 26, 1998 $   -      $  161    $ (22)       $ 552      $ 691
                             ======     ======    ======       =====      ======

(a) Dividends include $.225, $.20, and $.175 for dividends declared in 1998, 1997 and 1996 but paid in January of the following year.

See accompanying notes to consolidated financial statements.



                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.     Basis of Presentation:

Peter Kiewit Sons', Inc. (the "Company") was formed by its
former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level 3"), in connection with a transaction (the "Transaction") intended to separate the Construction and Materials Businesses and the diversified business of Level 3 into two independent companies. On March 31, 1998, pursuant to the terms of a Separation Agreement between the Company, Level 3 and certain other parties (the "Separation Agreement"), Level 3 consummated the Transaction by: (i) transferring 100 shares of the $100 par value common stock ("KCG Stock") of Kiewit Construction Group Inc. ("KCG"),
representing all of the issued and outstanding shares of KCG Stock, as well as certain other assets and liabilities related to the construction and materials businesses which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company in exchange for 30,711,680 shares of the $.01 par value common stock of the Company ("Common Stock") (125 million shares authorized) and (ii) distributing 100% of its shares of the Common Stock to the holders of Level 3's $0.0625 par value Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock") as of March 31, 1998, in exchange for such shares of Class C Stock. Prior to the Transaction, the Company was a wholly-owned subsidiary of Level 3. As a result of the Transaction, the Company is now owned by the former holders of Level 3's Class C Stock. Prior to consummation of the Transaction, Level 3's Class C Common stock was convertible to Level 3's Class D Common Stock ("Class D Stock"). As the Construction & Mining Group comprised all of the net assets and operations of the Company at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "the Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

2.     Summary of Significant Accounting Policies:

       Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and subsidiaries in which it has control, which are engaged in enterprises primarily related to construction and materials. Investments in other companies in which the Company exercises significant influence over operating and financial policies, including construction and materials joint ventures, are accounted for by the equity method. The company accounts for its share of the operations of the construction and materials joint ventures on a pro rata basis in the consolidated statements of earnings. All significant intercompany accounts and transactions have been eliminated.



                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


2.     Summary of Significant Accounting Policies, Continued:

       Construction Contracts:

The Company operates as a general contractor throughout North America and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. However, in the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

The construction industry is highly competitive and lacks firms with dominant market power. A substantial portion of the Company's business involves construction contracts obtained through competitive bidding. The volume and profitability of the Company's construction work depends to a significant extent upon the general state of the economies of North America and the volume of work available to contractors. The Company's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies or other governmental action.

The Company uses the percentage of completion method of accounting on long-term construction contracts and joint ventures. Under the percentage of completion method, an estimated percentage for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated profit. Provision is made for the entire amount of future estimated losses on contracts and joint ventures in progress; claims for additional contract compensation, however, are not reflected in the accounts until the year in which such claims are allowed. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

        Depreciation:

Property, plant and equipment are recorded at cost. Depreciation for the majority of the Company's property, plant and equipment is calculated using accelerated methods.

        Intangible Assets:

Intangible assets primarily consist of amounts allocated upon purchase of existing operations. Those assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 20 years.

        Long-Lived Assets:

The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.



                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


2.     Summary of Significant Accounting Policies, Continued:

       Foreign Currencies:

The local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Revenue and expenses are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as adjustments to accumulated other comprehensive income.

       Earnings Per Share:

Basic earnings per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings per share give effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.


                                    1998     1997     1996
                                    ----     ----     ----
Net earnings available to common
 stockholders (in millions)        $  136   $  155   $  108

Add:  Interest expense, net of tax effect,
 associated with convertible debentures *        1        *
                                   ------   ------   ------

Net earnings for diluted shares    $  136   $  156   $  108
                                   ======   ======   ======

Total number of weighted average shares
 outstanding used to compute basic
 earnings per share (in thousands)  33,396   38,912   42,624

Additional dilutive shares assuming
 conversion of convertible
 debentures                            432    1,764    1,748
                                   -------  -------  -------

Total number of shares used to compute
 diluted earnings per share         33,828   40,676   44,372
                                   =======  =======  =======

Net earnings
 Basic earnings per share          $ 4.07   $ 4.00   $ 2.53
                                   ======   ======   ======

 Diluted earnings per share        $ 4.02   $ 3.84   $ 2.44
                                   ======   ======   ======

* Interest expense attributable to convertible debentures was less than $.5 million.

       Income Taxes:

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.



                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies, Continued:

       Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recent Pronouncements:

During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". These standards expand and modify disclosures, but have no effect upon measurement of amounts included in the consolidated financial statements. Disclosures of prior years have been restated to conform to the requirements of these standards.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 1999. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no derivative instruments or hedging activities.

       Stock Split:

On January 11, 1999, the Company declared a four-for-one stock split in the form of a stock dividend of three shares of Common Stock for each share issued and outstanding, payable on January 15, 1999. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.

       Fiscal Year:

The Company has a 52-53 week fiscal year which ends on the last
Saturday in December. 1998, 1997 and 1996 were all 52 week years.

       Reclassifications:

When appropriate, items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

3.     Disclosures about Fair Value of Financial Instruments:

The following methods and assumptions were used to determine classification and fair values of financial instruments:

       Cash and Cash Equivalents:

Cash equivalents generally consist of funds invested in Wilmington Trust-Money Market Portfolio and highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value.



                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

3.     Disclosures about Fair Value of Financial Instruments,
       Continued:

       Marketable Securities and Non-current Investments:

The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income, net of tax.

The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable securities and marketable non-current investments at December 26, 1998 and December 27, 1997:

                               Unrealized Unrealized
                     Amortized   Holding   Holding    Fair
(dollars in millions)    Cost     Gains     Losses    Value

1998
----
Marketable securities:
  U.S. debt securities $   9    $   -      $   -    $   9
                       -----    -----      -----    -----
                       $   9    $   -      $   -    $   9
                       =====    =====      =====    =====

Non-current investments:
  Equity securities    $  30    $   -      $ (21)   $   9
                       =====    =====      =====    =====

1997
----
Marketable securities:
  Mutual Funds:
   Short-term
   Government          $  10    $   -      $   -    $  10
   Intermediate term
   Bond                    1        -          -        1
   Tax exempt              1        -          -        1
  U.S. debt securities    14        -          -       14
                       -----    -----      -----    -----
                       $  26    $   -      $   -    $  26
                       =====    =====      =====    =====

Non-current investments:
  Equity securities    $  30    $   -      $ (18)   $  12
                       =====    =====      =====    =====


For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were each less than $1 million in 1998, 1997 and 1996.

The contractual maturities of the debt securities are from one to five years.



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements

3.     Disclosures about Fair Value of Financial Instruments,
       Continued:

       Retainage on Construction Contracts:

Receivables at December 26, 1998 and December 27, 1997 include approximately $86 million and $88 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $26 million and $18 million of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $15 million and $26 million of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

       Long-term Debt:

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.

4.     Investment in Construction Joint Ventures:

The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

Summary joint venture financial information follows:

Financial Position                         1998           1997
(dollars in millions)

Total Joint Ventures
--------------------

Current assets                             $   871      $   659
Other assets (principally construction
 equipment)                                    110          123
                                           -------      -------
                                               980          782

Current liabilities                           (671)        (515)
                                            ------       ------

Net assets                                 $   309      $   267
                                           =======      =======

Company's Share
---------------

Equity in net assets                       $   175      $   156
Receivable from joint ventures                  15           20
                                           -------      -------

Investment in construction joint ventures  $   190      $   176
                                           =======      =======



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements

4.     Investment in Construction Joint Ventures, Continued:


Operations (dollars in millions)  1998       1997       1996

Total Joint Ventures
--------------------

Revenue                          $2,042     $1,490     $1,370
Costs                             1,915      1,332      1,201
                                 ------     ------     ------
 Operating income                $  127     $  158     $  169
                                 ======     ======     ======

Company's Share
---------------

Revenue                          $1,020     $  786     $  689
Costs                               942        690        621
                                 ------     ------     ------
 Operating income                $   78     $   96     $   68
                                 ======     ======     ======


5.     Other Assets:

Other assets consist of the following at December 26, 1998 and December 27, 1997:

(dollars in millions)                      1998         1997

Marketable securities (note 3)           $    9       $   12
Equity method investment                      4            4
Construction partnership and materials
 joint ventures                              39           32
Goodwill, net of accumulated amortization
 of $12 and $10                              26           23
Deferred income taxes                         -           12
Notes receivable                             18            4
                                         ------       ------
                                         $   96       $   87
                                         ======       ======


The marketable securities are an investment in a publicly traded company.

The equity method investment consists of a 33% interest in a concrete products business that is not publicly traded and does not have a readily determinable market value.

The notes receivable are primarily non-interest bearing employee notes.

Investment in Construction Partnership and Materials Joint
Ventures:

The Company owns a 49% interest in a partnership, Aker-Gulf-
Marine. The partnership engages in the engineering, construction, fabrication and installation of steel and concrete structures.

The Company owns a 49% interest in Granite Canyon Joint Venture and a 40% interest in Pacific Rock Products, L.L.C. These companies are engaged in the mining of rock products.



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements

5.     Other Assets, Continued:

Financial data relating to the construction partnership and materials joint ventures are summarized below:

(dollars in millions)                   1998             1997

Current assets                         $   73           $   66
Property, plant and equipment, net         84               76
Other noncurrent assets                     3                1
                                       ------           ------
                                          160              143
                                       ------           ------

Current liabilities                       (42)             (33)
Noncurrent liabilities                    (14)             (24)
                                       ------           ------

  Net assets                           $  104           $   86
                                       ======           ======

Equity in net assets                   $   39           $   32
                                       ======           ======

Depreciation is computed by the partnerships using straight-line and declining balance methods over the estimated useful life of the assets which range from 2 to 20 years.

The consolidated financial statements include the following items related to the construction and materials partnerships:

(dollars in millions)              1998        1997       1996

Revenue                           $  129      $  100     $   82
                                  ======      ======     ======

Operating Income                  $   22      $   14     $    6
                                  ======      ======     ======


6.     Long-Term Debt:

At December 26, 1998 and December 27, 1997, long-term debt consisted of the following:

(dollars in millions)                            1998        1997

7.35% - 8.03% Convertible debentures, 2007-2008 $   8       $  13
BICC Cables Corp. note                              6           6
Minority shareholder note                           -           5
Stockholder notes and other                         7           3
                                                -----       -----
                                                   21          27
Less current portion                                8           5
                                                -----       -----
                                                $  13       $  22
                                                =====       =====


The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. Debentures were converted into 1,542,076 and 205,256 shares of stock in 1998 and 1997, respectively. At December 26, 1998, 707,836 shares of stock were reserved for future conversions.



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements

6.     Long-Term Debt, Continued:

In 1997, the Company borrowed $6 million from BICC Cables Corp. ("BICC"). BICC is affiliated with a joint venture partner of the Company. The note is payable in full in 1999 and requires quarterly interest payments at a rate equal to one month LIBOR. The proceeds from the note were used for working capital requirements.

In 1997, the Company issued a note payable in the amount of $5 million, payable upon demand to the minority shareholder of an 80% owned subsidiary. The note and accrued interest were paid in 1998.

Scheduled maturities of long-term debt are as follows (in millions): 1999 - $8; 2000 - $3; 2001 - $1; 2002 - $1; 2003 - $-
and 2004 and thereafter - $8.

7.     Income Taxes:

An analysis of the (provision) benefit for income taxes relating to earnings before minority interest and income taxes for the three years ended December 26, 1998 follows:

(dollars in millions)        1998          1997          1996
Current:
  U.S. federal              $  (55)       $  (88)       $  (62)
  Foreign                       (5)           (9)           (5)
  State                        (12)          (10)          (11)
                            ------        ------        ------
                               (72)         (107)          (78)

Deferred:
  U.S. federal                  (8)            1             7
  Foreign                        2            (1)           (3)
  State                          -             -             2
                            ------        ------        ------
                                (6)            -             6
                            ------        ------        ------
                            $  (78)       $ (107)       $  (72)
                            ======        ======        ======


The United States and foreign components of earnings, for tax reporting purposes, before minority interest and income taxes follows:

(dollars in millions)        1998          1997          1996
United States               $  213        $  228        $  155
Foreign                          2            36            25
                            ------        ------        ------
                            $  215        $  264        $  180
                            ======        ======        ======



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements

7.     Income Taxes, Continued:

A reconciliation of the actual (provision) benefit for income taxes and the tax computed by applying the U.S. federal rate
(35%) to the earnings before minority interest and income taxes for the three years ended December 26, 1998 follows:

(dollars in millions)          1998         1997          1996
Computed tax at statutory rate $  (75)      $  (92)       $  (63)
State income taxes                 (7)          (8)           (6)
Prior year tax adjustments          -           (5)           (4)
Other                               4           (2)            1
                               ------       ------        ------
                               $  (78)      $ (107)       $  (72)
                               ======       ======        ======


Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries, are not expected to be material.

The components of the net deferred tax assets for the years ended
December 26, 1998 and December 27, 1997 were as follows

(dollars in millions)                        1998          1997
Deferred tax assets:
  Construction accounting                   $  27         $  27
  Investments in construction joint ventures   27            25
  Insurance claims                             33            31
  Compensation - retirement benefits            8             8
  Other                                         2             6
                                            -----         -----
Total deferred tax assets                      97            97

Deferred tax liabilities:
  Asset bases/accumulated depreciation         14             2
  Other                                        20            22
                                            -----         -----
Total deferred tax liabilities                 34            24
                                            -----         -----

Net deferred tax assets                     $  63         $  73
                                            =====         =====


8.     Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in the cost of revenue. Under federal law, The Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

Approximately 15% of the employees of the Company are covered under the Company's profit sharing plan. The expense related to the profit sharing plan was $3 million in 1998, $5 million in 1997 and $3 million in 1996.



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements

9.     Redeemable Common Stock:

Ownership of Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the Common Stock. The Company is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, for the three years ended December 26, 1998, were as follows:

       Shares issued in 1996                    3,586,560
       Shares repurchased in 1996               3,081,472
       Shares issued in 1997                    3,575,696
       Shares repurchased in 1997               7,072,888
       Shares issued in 1998                    6,852,196
       Shares repurchased in 1998              11,688,748

10.     Segment and Geographic Data:

The Company is managed and operated in two segments, Construction and Materials. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, heat and cooling, and oil and gas. The Materials segment primarily operates in Arizona and Oregon. This segment produces construction materials including ready-mix concrete, asphalt and sand and gravel, landscaping materials and railroad ballast.

Intersegment sales are recorded at cost.  Operating earnings
(loss) is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Interest income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company as described in Note 11 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. This fee is earned, however, by the Materials segment. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.


Segment Data                    1998                    1997                    1996
(dollars in millions) ----------------------  ----------------------  ----------------------
                      Construction Materials  Construction Materials  Construction Materials
Revenue
 External customers   $3,057       $  346     $2,474       $  290     $2,060       $ 243
 Intersegment              -            6          -            8          -           8
                      ------       ------     ------       ------     ------       ------
   Total Revenues      3,057          352      2,474          298      2,060         251

Elimination of
 intersegment revenues     -           (6)         -           (8)         -          (8)
                      ------       ------     ------       ------     ------       ------

Total consolidated
 revenues             $3,057       $  346     $2,474       $  290     $2,060       $  243
                      ======       ======     ======       ======     ======       ======

Depreciation and
 amortization         $   64       $    6     $   60       $    6     $   55       $    6
                      ======       ======     ======       ======     ======       ======

Operating Earnings    $  124       $   23     $  178       $   12     $   82       $   25
                      ======       ======     ======       ======     ======       ======


                PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                Notes To Consolidated Financial Statements

10.     Segment and Geographic Data, Continued:

Geographic Data                             1998    1997    1996
(dollars in millions)
Revenue, by location of services provided:
  United States                            $3,306  $2,594  $2,017
  Canada                                       77      90     175
  Other                                        20      80     111
                                           ------  ------  ------
                                           $3,403  $2,764  $2,303
                                           ======  ======  ======

Long-lived assets:
  United States                            $  204  $  191  $  152
  Canada                                        4       6      13
                                           ------  ------  ------
                                           $  208  $  197  $  165
                                           ======  ======  ======


11.     Management Fees:

The Company manages certain coal mines for Level 3. Fees for these services which are included in other income in the statement of earnings were $34 million in 1998, $32 million in 1997 and $37 million in 1996. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined.
The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire over the next two to five years, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

Additionally, the Minerals Management Service and Montana Department of Revenue have issued assessments to the Level 3 mines for the underpayment of royalties and production taxes. Level 3 is vigorously contesting the assessments. If Level 3 pays these assessments, the payments could materially decrease future mine management fees, but will not affect fees previously received.



           PETER KIEWIT SONS', INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements

12.     Other Comprehensive Income:

        Other comprehensive income consisted of the following:


                                                Tax
                                             (Expense)
                                Before Tax  of Benefit  After Tax
                                ----------  ----------  ---------

For the year ended December 28, 1996
------------------------------------
Foreign currency
 translation adjustments        $      -    $      -   $      -
                                --------    --------   --------

Unrealized holding loss:
  Unrealized holding losses
   arising during the period          (2)          1         (1)
  Plus reclassification adjustment
   for gains realized in net income   (2)          1         (1)
                                 -------     -------    -------

  Net unrealized losses               (4)          2         (2)
                                 -------     -------    -------

Other comprehensive income
 December 28, 1996               $    (4)    $     2    $    (2)
                                 =======     =======    =======

For the year ended December 27, 1997
------------------------------------
Foreign currency translation
 Adjustments                     $    (3)    $     1    $    (2)
                                 -------     -------    -------

Unrealized holding loss:
  Unrealized holding losses arising
   during the period                 (14)          5         (9)
  Plus reclassification adjustment
   for gains realized in net income   (1)          -         (1)
                                 -------     -------    -------

  Net unrealized losses              (15)          5        (10)
                                 -------     -------    -------

Other comprehensive income
December 27, 1997                $   (18)    $     6    $   (12)
                                 =======     =======    =======

For the year ended December 26, 1998
------------------------------------
Foreign currency translation
 Adjustments                     $    (2)    $     1    $    (1)
                                 -------     -------    -------

Unrealized holding loss:
  Unrealized holding losses arising
   during the period                  (4)          1         (3)
  Plus reclassification adjustment
   for gains realized in net income    -           -          -
                                 -------     -------    -------

  Net unrealized losses               (4)          1         (3)
                                 -------     -------    -------

Other comprehensive income
December 26, 1998                $    (6)    $     2    $    (4)
                                 =======     =======    =======



               PETER KIEWIT SONS', INC. AND SUBSIDIARIES
               Notes To Consolidated Financial Statements

12.     Other Comprehensive Income, Continued:

Accumulated other comprehensive income consisted of the following:

                             Foreign   Unrealized   Accumulated
                             Currency    Holding       Other
                           Translation  Gain/(Loss) Comprehensive
                           Adjustments on Securities   Income
                           ----------- ------------- ------------

Balance at December 30, 1995  $  (5)      $  1         $  (4)

Change during the year            -         (2)           (2)
                              -----       ----         -----

Balance at December 28, 1996     (5)        (1)           (6)

Change during the year           (2)       (10)          (12)
                              -----       ----         -----

Balance at December 27, 1997     (7)       (11)          (18)

Change during the year           (1)        (3)           (4)
                              -----       ----         -----

Balance at December 26, 1998  $  (8)      $(14)        $ (22)
                              =====       ====         =====

13.     Other Matters:

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



            PETER KIEWIT SONS', INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements

13.     Other Matters, Continued:

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

In 1997, the Company and a partner each invested $15 million to acquire a 96% interest in Oak Mountain Energy LLC, ("Oak Mountain"). Oak Mountain then acquired the existing assets of an underground coal mine located in Alabama for approximately $18 million and assumed approximately $14 million of related liabilities. Oak Mountain used cash and $18 million of nonrecourse bank borrowings to retire the existing debt and develop and modernize the mine.

Oak Mountain's results are consolidated with those of the Company on a pro-rata basis since the date of acquisition. Due to higher than anticipated costs in modernizing and operating the mine, Oak Mountain incurred operating losses since acquisition. Production at the mine was significantly below anticipated levels, and as a result of this and other factors, Oak Mountain fell out of compliance with certain covenants of the bank borrowings. Those events caused the Company to assess whether its investment was impaired. In 1997, the Company determined its investment in Oak Mountain was impaired and reduced the Company's investment to zero. In June 1998, the Company disposed of its investment in Oak Mountain. In 1998, the Company realized operating losses of $3 million.

The Company and certain other defendants are party to certain litigation involving repairs to runways at Denver International Airport. In December 1998, a jury determined that the defendants were liable for compensatory and punitive damages. The Company intends to appeal the verdict. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancellable operating leases during the next 21 years aggregate $31 million.

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of December 26, 1998, the Company had outstanding letters of credit of approximately $191 million.



            PETER KIEWIT SONS', INC. AND SUBSIDIARIES
           Notes To Consolidated Financial Statements

13.     Other Matters, Continued:

In September of 1997, a Presidential Decree was issued in Indonesia affecting the construction and start-up dates for a number of private power projects. As a result of the Decree and the continued fluctuations in the value of the Indonesian currency, several projects in Indonesia for a U.S. client have been suspended. The suspension had no material impact on the Company, as substantially all payments have been received for work performed and the costs of demobilizing the project were not significant. All amounts that have been billed and received in excess of costs incurred on the suspended projects have been deferred pending final resolution of these projects with the U.S. client and its lenders.

14.     Subsequent Events:

On February 28, 1999, the Company purchased the remaining 60% of a materials operation operating in the Portland, Oregon/Vancouver, Washington area.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures.

         None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 13.  Certain Relationships and Related Transactions.

The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission. However, certain information is set forth in
Item 4A "Executive Officers of the Registrant" above.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a) The following documents are filed as part of this report:

1.  Consolidated Financial Statements as of December 28, 1996 and
December 27, 1997 and for the three years ended December 26, 1998:

Report of Independent Accountants dated March 18, 1999 of
 PricewaterhouseCoopers LLP
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules for the three years ended
December 26, 1998:

II - Valuation and Qualifying Accounts and Reserves

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

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

3.2      Amended and Restated By-laws, effective March 19, 1998
         (Exhibit 3 to the Company's Registration Statement on
         Form 8-A filed March 24, 1998).

4.1      Form of Stock Repurchase Agreement for Employee
         Stockholders (Exhibit 1 to the Company's Registration
         Statement on Form 8-A filed March 24, 1998).

4.2 Indenture dated as of July 1, 1986, as amended pursuant to a First Supplemental Indenture dated as of March 31, 1998 (Exhibit 4.3 to the Company's Registration
         Statement on Form S-8 filed October 5, 1998).

4.3      Form of Debenture (Exhibit 4.4 to the Company's
         Registration Statement on Form S-8 filed October 5,
         1998).

4.4      Form of Repurchase Agreement for Convertible Debentures
        (Exhibit 4.5 to the Company's Registration Statement on
         Form S-8 filed October 5, 1998).

21       List of Subsidiaries of the Company.

27       Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the last quarter of 1998.





                      Report of Independent Accountants



To the Board of Directors
Of Peter Kiewit Sons', Inc.



Our audits of the consolidated financial statements referred to in our report dated March 18, 1999 appearing on page 12 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP

Omaha, Nebraska
March 18, 1999


                                                     Schedule II


                 Valuation and Qualifying Accounts and Reserves


                               Additions  Amounts
                       Balance Charged to Charged          Balance
                      Beginning Costs and   to             End of
(dollars in millions) Of Period Expenses  Reserves  Other  Period
-----------------------------------------------------------------

Year ended December 26, 1998
----------------------------

Allowance for doubtful
 trade accounts         $  9     $  -      $  (4)   $  -   $  5

Reserves:
  Insurance claims        76       15        (10)      -     81

Year ended December 27, 1997
----------------------------

Allowance for doubtful
 trade accounts         $ 17     $  3      $ (11)   $  -   $  9

Reserves:
  Insurance claims        81        7        (12)      -     76

Year ended December 28, 1996
----------------------------

Allowance for doubtful
 trade accounts         $ 10     $ 12      $  (5)   $  -   $ 17

Reserves:
  Insurance claims        79       22        (20)      -     81



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PETER KIEWIT SONS', INC.

                                 By: /s/  Tobin A. Schropp
                                     ---------------------
Date: March 24, 1999             Tobin A. Schropp, Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                   Title                        Date
     ----                   -----                        ----

/s/ Kenneth E. Stinson    Chairman of the Board
Kenneth E. Stinson        and President
                          (Principal Executive Officer)  March 25, 1999

/s/ Kenneth M. Jantz      Vice President
Kenneth M. Jantz          (Principal Financial Officer)  March 25, 1999

/s/ Rodney K. Rosenthal   Controller
Rodney K. Rosenthal       (Principal Accounting Officer) March 25, 1999

/s/ Mogens C. Bay         Director                       March 25, 1999
Mogens C. Bay

/s/ Richard W. Colf       Director                       March 25, 1999
Richard W. Colf

/s/ James Q. Crowe        Director                       March 25, 1999
James Q. Crowe

/s/ Richard Geary         Director                       March 25, 1999
Richard Geary

/s/ Bruce E. Grewcock     Director                       March 25, 1999
Bruce E. Grewcock

/s/ William L. Grewcock   Director                       March 25, 1999
William L. Grewcock

/s/ Tait P. Johnson       Director                       March 25, 1999
Tait P. Johnson

/s/ Peter Kiewit, Jr.     Director                       March 25, 1999
Peter Kiewit, Jr.

/s/ Allan K. Kirkwood     Director                       March 25, 1999
Allan K. Kirkwood

/s/ Walter Scott, Jr.     Director                       March 25, 1999
Walter Scott, Jr.

/s/ George B. Toll, Jr.   Director                       March 25, 1999
George B. Toll, Jr.