Form 10-Q
period 1999-03-31
PETER KIEWIT SONS INC /DE/
filed 1999-05-17
CIK 1044430

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         Commission file number

         March 31, 1999                                       000-23943


                               PETER KIEWIT SONS', INC.
                   (Exact name of registrant as specified in its charter)

             Delaware                                     91-1842817
   (State of Incorporation)              (I.R.S. Employer Identification No.)


      Kiewit Plaza, Omaha Nebraska                           68131
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

     The number of shares outstanding of each of the registrant's classes of common stock as of May 17, 1999:

           Title of Class                              Shares Outstanding

Common Stock, $0.01 par value                              33,455,576



                            PETER KIEWIT SONS', INC.

                                     Index

                                                                         Page
_____________________________________________________________________________

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     Consolidated Condensed Statements of Earnings for the three months
          ended March 31, 1999 and 1998                                   1
     Consolidated Condensed Balance Sheets as of March 31, 1999 and
          December 26, 1998                                               2
     Consolidated Condensed Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998                                   3
     Notes to Consolidated Condensed Financial Statements                 4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                 10

Item 3     Quantitative and Qualitative Disclosure About Market Risk     12

                             PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.                            13

Signatures                                                               13

Index to Exhibits                                                        14


                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              PETER KIEWIT SONS', INC.

                   Consolidated Condensed Statements of Earnings
                              (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
(dollars in millions, except per share data)              1999        1998
---------------------------------------------------------------------------

Revenue                                                   $ 779      $ 732
Cost of Revenue                                            (736)      (703)
                                                          -----      -----
                                                             43         29

General and Administrative Expenses                         (43)       (38)
                                                          -----      -----

Operating Loss                                               -          (9)

Other Income (Expense):
     Investment Income, net                                   4          3
     Interest Expense, net                                   (1)        -
     Other, net                                              17         12
                                                          -----      -----
                                                             20         15
                                                          -----      -----


Earnings Before Income Taxes                                 20          6

Provision for Income Taxes                                   (8)        (2)
                                                          -----       -----

Net Earnings                                              $  12      $   4
                                                          =====      =====
Net Earnings per Share:
  Basic                                                   $ .35      $ .11
                                                          =====      =====

  Diluted                                                 $ .34      $ .11
                                                          =====      =====
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.




                           PETER KIEWIT SONS', INC.
                     Consolidated Condensed Balance Sheets

                                                     March 31,   December 26,
                                                       1999           1998
(dollars in millions)                              (unaudited)
_____________________________________________________________________________
Assets

Current Assets:
     Cash and cash equivalents                      $   262        $   227
     Marketable securities                               12              9
     Receivables, less allowance of $5 and $5           421            454
     Unbilled contract revenue                           74             88
     Contract costs in excess of related revenue         39             26
     Investment in construction joint ventures          189            190
     Deferred income taxes                               71             64
     Other                                               20             15
                                                     ------         ------
Total Current Assets                                  1,088          1,073

Property, plant and equipment, less accumulated
  depreciation and amortization of $481 and $482        245            208
Other Assets                                             97             96
                                                     ------         ------
                                                     $1,430         $1,377
                                                     ======         ======

Liabilities and Redeemable Common Stock

Current Liabilities:
     Accounts payable, including
       retainage of $48 and $47                      $  193         $  182
     Short-term borrowings                               42             -
     Current portion of long-term debt                   24              8
     Accrued costs on construction contracts            122            125
     Billings in excess of related costs and earnings   139            132
     Accrued insurance costs                             81             81
     Income taxes payable                                10             -
     Other                                               50             63
                                                     ------         ------
Total Current Liabilities                               661            591

Long-term debt, less current portion                     11             13
Other liabilities                                        71             70
Minority interest                                        12             12
                                                      -----          -----
     Total Liabilities                                  755            686

Redeemable Common Stock ($534 million aggregate
  redemption value):
     Common stock, par $0.01; 33,596,348 and
        35,692,820 shares outstanding                    -              -
     Additional paid-in capital                         151            161
     Accumulated other comprehensive income             (21)           (22)
     Retained earnings                                  545            552
                                                     ------         ------
Total Redeemable Common Stock                           675            691
                                                     ------         ------
                                                     $1,430         $1,377
                                                     ======         ======
____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.


                                PETER KIEWIT SONS', INC.

                       Consolidated Condensed Statements of Cash Flows
                                       (unaudited)


                                                           Three Months Ended
                                                               March 31,
(dollars in millions)                                        1999       1998
_____________________________________________________________________________

Cash flows from operations:
  Net cash provided by operations                          $ 76        $ 104

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities                                  -             5
  Purchases of marketable securities                        (3)           (3)
  Proceeds from sales of property, plant and equipment      13             4
  Acquisitions                                               -            (2)
  Distributions from investees                               4             4
  Capital expenditures                                     (16)          (21)
                                                          ----          ----
      Net cash used in investing activities                 (2)          (13)

Cash flows from financing activities:
  Long-term debt borrowing (payment), net                   (2)            5
  Repurchases of common stock                              (29)          (30)
  Dividends paid                                            (8)           (6)
  Exchange of Class C Stock for Class D Stock, net           -          (122)
                                                          ----          ----
      Net cash used in financing activities                (39)         (153)
                                                          ----         -----

Net increase (decrease) in cash and cash equivalents        35           (62)

Cash and cash equivalents at beginning of period           227           232
                                                          ----         -----

Cash and cash equivalents at end of period                $262         $ 170
                                                          ====         =====

Noncash investing activities:
  Issuance of debt for materials acquisitions             $ 42         $  -
                                                          ====         =====
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.




                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements


1.  Basis of Presentation:

Peter Kiewit Sons', Inc. (the "Company") was formed by its former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level 3"), in connection with a transaction (the "Transaction") intended to separate the construction and materials businesses and the diversified business of Level 3 into two independent companies. On March 31, 1998, pursuant to the terms of a Separation Agreement between the Company, Level 3 and certain other parties (the "Separation Agreement"), Level 3 consummated the Transaction by: (i) transferring 100 shares of the $100 par value common stock ("KCG Stock") of Kiewit Construction Group Inc. ("KCG"),
representing all of the issued and outstanding shares of KCG Stock, as well as certain other assets and liabilities related to the construction and materials businesses which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company in exchange for 30,711,680 shares of the $.01 par value common stock of the Company ("Common Stock") (125 million shares authorized) and (ii) distributing 100% of its shares of the Common Stock to the holders of Level 3's $0.0625 par value Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock") as of March 31, 1998, in exchange for such shares of Class C Stock. Prior to the Transaction, the Company was a wholly-owned subsidiary of Level 3. As a result of the Transaction, the Company is now owned by the former holders of Level 3's Class C Stock. Prior to consummation of the Transaction, Level 3's Class C Common stock was convertible to Level 3's Class D Common Stock ("Class D Stock"). As the Construction & Mining Group comprised all of the net assets and operations of the Company, at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "the Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

The consolidated condensed balance sheet of the Company at December 26, 1998 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K.

Receivables at March 31, 1999 and December 26, 1998 include approximately $106 million and $86 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $27 million and $26 million of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $15 million and $15 million of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                                           Three Months Ended
                                                               March 31,
                                                            1999        1998
                                                            _________________
Net earnings available to common shareholders
  (in millions)                                           $    12     $     4

Add:  Interest expense, net of tax effect, associated with
  convertible debentures                                        *           *
                                                           ------      ------

Net earnings for diluted shares                           $    12     $     4
                                                          =======     =======

Total number of weighted average shares outstanding
  used to compute basic earnings per share (in thousands)  33,872      32,216

Additional dilutive shares assuming conversion of
  convertible debentures                                      707         372
                                                          -------     -------

Total number of shares used to compute diluted earnings
  per share                                                34,579      32,588
                                                          =======     =======

Net earnings
  Basic earnings per share                                $   .35     $   .11
                                                          =======     =======

  Diluted earnings per share                              $   .34     $   .11
                                                          =======     =======

* Interest expense attributable to convertible debentures was less than $.5 million.

On January 11, 1999, the Company declared a four-for-one stock split in the form of a stock dividend of three shares of Common Stock for each share issued and outstanding, payable on January 15, 1999. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.


3.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities, and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                                       Three Months Ended
                                                             March 31,
                                                         1999        1998
                                                       __________________

Net Earnings                                              $12        $ 4
  Other comprehensive income, before tax:
     Foreign currency translation adjustments               2          2
     Unrealized gains arising during period                 -          3
     Income tax expense related to items of
       other comprehensive income                          (1)        (2)
                                                          ---        ---
     Comprehensive Income                                 $13        $ 7
                                                          ===        ===


4.  Segment Data:

The Company is managed and operated in two segments, Construction and Materials. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, heating and cooling, and oil and gas. The Materials segment primarily operates in Arizona and Oregon. This segment produces construction materials including ready-mix concrete, asphalt and sand and gravel, landscaping materials and railroad ballast.

Intersegment sales are recorded at cost. Operating earnings (loss) is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Interest income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for providing coal mine management services to Level 3 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. This fee is earned, however, by the Materials segment and was $7 million for each the first quarters of 1999 and 1998.

                                 March 31,                   March 31,
                                   1999                        1998
(dollars in millions)      Construction  Materials    Construction  Materials
_____________________________________________________________________________
Revenue
  External customers           $ 682      $   97         $  661     $    71
  Intersegment                    -           -              -            2
                               _____       _____          _____       _____
  Total Revenues                 682          97            661          73

Elimination of
  intersegment revenues           -           -              -           (2)
                               -----       -----          -----       -----
Total consolidated revenues    $ 682       $  97         $  661       $  71

Operating Earnings           $    (6)      $   6         $  (11)      $   2


5.  Other Matters:

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

On February 28, 1999, the Company purchased the remaining 60% of a materials operation in the Portland, Oregon/Vancouver, Washington area. A note was issued to the 60% owner for the purchase price and subsequently paid off on April 1, 1999. Goodwill recognized on the purchase is being amortized over
20 years.   Had the results of operations of this acquisition been
consolidated for the periods presented, there would have been no material impact to the Company's results.

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


Results of Operations - First Quarter 1999 vs. First Quarter 1998

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

Revenue from each of the Company's segments was (in millions):

                                               Three Months Ended
                                                    March 31,
                                                1999        1998
                                               ------------------
               Construction                     $682        $661
               Materials                          97          71
                                                ____        ----
                                                $779        $732
                                                ====        ====

Construction. Construction revenue for the first quarter of 1999 increased $21 million or 3% from the same period in 1998. The increase is due to several large highway and fiber optic cable projects reaching the peak of their construction phase.

Contract backlog at March 31, 1999 was $4.7 billion of which 6% is attributable to foreign operations located primarily in Canada. Domestic projects are spread geographically throughout the U.S.

Margins on construction projects for the first quarter of 1999 increased to 5.1% in 1999 compared to 3.8% in 1998. This is also due to several large projects which were either in the mobilization or start up phases in 1998 and are now at the peak of their construction phase.

Materials. Materials revenue for the first quarter of 1999 increased $26 million or 36% from the same time period in 1998. A continued strong market for material products in the southwest, resulting in additional unit sales of asphalt and ready mix concrete, accounted for much of the increase. A mild winter also increased sales in the Wyoming operations.

Margins on materials operations increased by $4 million or 100% in 1999. The demand in the southwest combined with the mild Wyoming winter helped to increase margins. The elimination of losses taken in 1998 for the Oak Mountain Coal operations also contributed to the increase.

General and Administrative Expenses. General and administrative expenses, as a percentage of revenues, remained relatively the same.

Investment Income, net.  Investment income in 1999 was higher than 1998.
Cash used in conversions of Class C Stock to Level 3's Class D Stock prior to the consummation of the Transaction caused a decline in the average investment portfolio balance in 1998.

Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The increase is primarily due to gains recognized on the sale of equipment.

The Company manages certain coal mines for Level 3. Fees for these services were $7 million in 1999, $7 million in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire over the next two to five years, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

Additionally, the Minerals Management Service and Montana Department of Revenue have issued assessments to the Level 3 mines for the underpayment of royalties and production taxes. Level 3 is vigorously contesting the assessments. If Level 3 pays these assessments, the payments could materially decrease future mine management fees, but will not affect fees previously received.

Provision for income taxes. The effective income tax rates in 1999 and 1998 are slightly different than the federal statutory rate of 35% due to state income tax provisions.


Financial Condition - March 31, 1999 vs. December 26, 1998

The Company's working capital decreased $55 million or 11% since December 26, 1998. The decrease is due primarily to the debt incurred and assumed through the materials acquisition.

Sources of cash primarily included $76 million of cash provided by operations, $13 million in proceeds from the sale of property, plant and equipment and $4 million in distributions from equity method investees. Uses of cash primarily included stock repurchases of $29 million, dividends of $8 million, purchases of marketable securities of $3 million and net repayment of debt of $2 million.

The Company anticipates investing between $50 and $100 million annually in its construction and materials businesses. In addition to normal spending, the Company expects to make significant investments in new construction joint ventures in 1999. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and the payment of dividends, including a $.25 per share dividend declared in April and paid in May 1999. The Company's current financial condition and borrowing capacity together with anticipated cash flows from operations should be sufficient for immediate cash requirements and future investing activities.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 1999. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.


Year 2000 Update

General. The Company's Year 2000 Effort (the "Effort") is proceeding on schedule. The Effort is comprised of two components: Internal, which includes updating and replacing all computer systems which are not Year 2000 compliant, and External, which requires developing strategies to protect the Company from disruptions caused by third parties not being Year 2000 compliant.

Internal. All material internal systems have been tested for Year 2000 compliance and are currently functioning. As a result, the Company does not believe that a contingency plan with regard to the Internal component of the Effort is necessary. The Effort did not delay any other information system projects as several systems were already scheduled to be revised.

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

Costs. The total cost associated with the Effort is not expected to be material to the Company's financial position. The estimated total cost of the Effort is approximately $5 million, of which $4.6 million has been spent to date.

Risks. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third party suppliers and owners, the Company is unable to determine at this time whether the consequences of External Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Effort is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers and owners. The Company believes that, with the implementation of new business systems and completion of the Effort as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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


Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

     Not applicable.

PART II - OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K.


     (a)  Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number

    27
Description

Financial Data Schedule


     (b)  Reports on Form 8-K.

     Current Report on Form 8-K dated March 4, 1999, reporting the appointment of Mogens C. Bay to the Board of Directors of the Company, which Report was filed with the Securities and Exchange Commission on March 4, 1999.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PETER KIEWIT SONS', INC.






Date: May 17, 1999                           /s/  Kenneth M. Jantz
                                             ----------------------------
                                             Kenneth M. Jantz
                                             Vice President and Principal
                                             Financial Officer




                            PETER KIEWIT SONS', INC.

                              INDEX TO EXHIBITS

Exhibit
    No.

   27      Financial Data Schedule (For electronic filing purposes only)