Form 10-Q
period 1999-06-30
PETER KIEWIT SONS INC /DE/
filed 1999-08-16
CIK 1044430

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          Commission file number
        June 30, 1999                                          000-23943


                            PETER KIEWIT SONS', INC.
               (Exact name of registrant as specified in its charter)

        Delaware                                    91-1842817
(State of Incorporation)                 (I.R.S. Employer Identification No.)


     Kiewit Plaza, Omaha Nebraska                                 68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of August 16, 1999:

              Title of Class                      Shares Outstanding
        Common Stock, $0.01 par value                  34,908,918



                           PETER KIEWIT SONS', INC.

                                       Index

                                                                          Page
______________________________________________________________________________

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements.

    Consolidated Condensed Statements of Earnings for the three and six months
          ended June 30, 1999 and 1998                                       1
    Consolidated Condensed Balance Sheets as of June 30, 1999 and
          December 26, 1998                                                  2
    Consolidated Condensed Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998                                       3
    Notes to Consolidated Condensed Financial Statements                     4

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                   10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.        14


                            PART II - OTHER INFORMATION
                            ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.              15

Item 6.    Exhibits and Reports on Form 8-K.                                16

Signatures                                                                  16

Index to Exhibits                                                           17
______________________________________________________________________________

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                 PETER KIEWIT SONS', INC.

                     Consolidated Condensed Statements of Earnings
                                       (unaudited)



                                   Three Months Ended         Six Months Ended
(dollars in millions,                    June 30,                 June 30,
except per share data)              1999          1998         1999      1998


Revenue                            $ 996         $ 838      $ 1,775   $ 1,570
Cost of Revenue                     (923)         (766)      (1,659)   (1,469)
                                   -----         -----       -------  -------
                                      73            72          116       101

General and Administrative Expenses  (32)          (40)         (75)      (78)
                                   -----         -----      -------   -------
Operating Earnings                    41            32           41        23

Other Income (Expense):
  Investment Income, net               3            3             7         6
  Interest Expense, net               -            (1)           (1)       (1)
  Other, net                          14           16            31        28
                                   -----        -----       -------   -------
                                     17           18             37        33
                                  -----        -----        -------   -------


Earnings Before Income Taxes         58           50             78        56

Provision for Income Taxes          (23)         (20)           (31)      (22)
                                  -----        -----        -------   -------

Net Earnings                      $  35        $  30        $    47   $    34
                                  =====        =====        =======   =======

Net Earnings per Share:
  Basic                           $1.04        $ .98        $  1.39   $  1.07
                                  =====        =====        =======   =======

  Diluted                         $1.02        $ .97        $  1.36   $  1.06
                                  =====        =====        =======   =======

See accompanying notes to consolidated condensed financial statements.





                            PETER KIEWIT SONS', INC.
                    Consolidated Condensed Balance Sheets


                                                     June 30,     December 26,
                                                       1999           1998
(dollars in millions)                              (unaudited)
______________________________________________________________________________
Assets

Current Assets:
  Cash and cash equivalents                          $   24         $  227
  Marketable securities                                  12              9
  Receivables, less allowance of $4 and $4              464            454
  Unbilled contract revenue                              89             88
  Contract costs in excess of related revenue            31             26
  Investment in construction joint ventures             177            190
  Deferred income taxes                                  74             64
  Other                                                  22             15
                                                     ------         ------
Total Current Assets                                  1,116          1,073

Property, Plant and Equipment, less accumulated
  depreciation and amortization of $484 and $482        236            208
Other Assets                                            103             96
                                                     ------         ------
                                                     $1,455         $1,377
                                                     ======         ======

Liabilities and Redeemable Common Stock

Current Liabilities:
  Accounts payable, including
    retainage of $50 and $47                        $   192        $   182
  Current portion of long-term debt                       9              8
  Accrued costs on construction contracts               152            125
  Billings in excess of related costs and earnings      148            132
  Accrued insurance costs                                85             81
  Other                                                  52             63
                                                    -------         ------
Total Current Liabilities                               638            591

Long-term debt, less current portion                     13             13
Other liabilities                                        70             70
Minority interest                                        12             12
Deferred income taxes                                     2              -
                                                     ------         ------
      Total Liabilities                                 735            686

Redeemable Common Stock ($548 million aggregate redemption value):
    Common stock, par $0.01; and 35,017,126 and
      35,692,820 shares outstanding                       -              -
    Additional paid in capital                          176            161
    Accumulated other comprehensive income              (21)           (22)
    Retained earnings                                   565            552
                                                     ------         ------
Total Redeemable Common Stock                           720            691
                                                     ------         ------
                                                     $1,455         $1,377
                                                     ======         ======
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.



                                 PETER KIEWIT SONS', INC.

                  Consolidated Condensed Statements of Cash Flows
                                       (unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                              ----------------
(dollars in millions)                                         1999        1998
______________________________________________________________________________

Cash flows from operations:
  Net cash provided by operations                             $111      $ 100

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities                                      1         10
  Purchases of marketable securities                            (4)        (7)
  Proceeds from sales of property, plant and equipment          20          8
  Acquisitions, net of cash acquired                           (33)        (3)
  Distributions from investees                                   2          6
  Capital expenditures                                         (33)       (54)
                                                              ----      -----
      Net cash used in investing activities                    (47)       (40)

Cash flows from financing activities:
  Short-term debt borrowing                                      -         20
  Payments on short-term debt                                    -        (25)
  Payments on long-term debt                                   (16)         -
  Issuance of common stock                                      25         41
  Repurchases of common stock                                  (37)       (28)
  Dividends paid                                               (16)       (13)
  Exchange of Class C Stock for Class D Stock, net               -       (122)
                                                              ----      -----
      Net cash used in financing activities                    (44)      (127)
                                                              ----      -----

Net increase (decrease) in cash and cash equivalents            20        (67)

Cash and cash equivalents at beginning of period               227        232
                                                              ----      -----

Cash and cash equivalents at end of period                    $247      $ 165
                                                              ====      =====
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.




                               PETER KIEWIT SONS', INC.

                  Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation:

Peter Kiewit Sons', Inc. (the "Company") was formed by its former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level
3"), in connection with a transaction (the "Transaction") intended to separate the construction and materials businesses and the diversified business of Level 3 into two independent companies. On March 31, 1998, pursuant to the terms of a Separation Agreement between the Company, Level 3 and certain other parties (the "Separation Agreement"), Level 3 consummated the Transaction by: (i) transferring 100 shares of the $100 par value common stock ("KCG Stock") of Kiewit Construction Group Inc. ("KCG"),
representing all of the issued and outstanding shares of KCG Stock, as well as certain other assets and liabilities related to the construction and materials businesses which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company in exchange for 30,711,680 shares of the $.01 par value common stock of the Company ("Common Stock")
(125 million shares authorized) and (ii) distributing 100% of its shares of the Common Stock to the holders of Level 3's $0.0625 par value Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock") as of March 31, 1998, in exchange for such shares of Class C Stock. Prior to the Transaction, the Company was a wholly-owned subsidiary of Level 3. As a result of the Transaction, the Company is now owned by the former holders of Level 3's Class C Stock. Prior to consummation of the Transaction, Level 3's Class C Common Stock was convertible into Level 3's $0.0625 par value Class D Diversified Group Common Stock ("Class D Stock"). As the Construction & Mining Group comprised all of the net assets and operations of the Company, at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "the Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

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

Receivables at June 30, 1999 and December 26, 1998 include approximately $104 million and $86 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $26 million and $26 million of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $15 million and $15 million of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


                                   Three Months Ended         Six Months Ended
                                       June 30,                   June 30,
                                   ------------------         ----------------
                                   1999          1998         1999        1998
                                   ------------------         ----------------
Net earnings available to common
  shareholders (in millions)     $   35        $   30        $   47     $   34

Add:  Interest expense, net of
  tax effect, associated with
  convertible debentures              *             *             *          *
                                 ------       -------       -------    -------
Net earnings for diluted shares  $   35       $    30       $    47    $    34
                                 ======       =======       =======    =======

Total number of weighted average
  shares outstanding used to
  compute basic earnings per
  share (in thousands)           33,555        30,628        33,717     31,460

Additional dilutive shares
  Assuming conversion of
  convertible debentures            706           364           707        364
                                 ------        ------        ------     ------

Total number of shares used
  to compute diluted earnings
  per share                      34,261        30,992        34,424     31,824
                                 ======        ======        ======     ======

Net earnings
  Basic earnings per share       $ 1.04        $  .98        $ 1.39     $ 1.07

  Diluted earnings per share     $ 1.02        $  .97        $ 1.36     $ 1.06

* Interest expense attributable to convertible debentures was less than $.5 million.

On January 11, 1999, the Company declared a four-for-one stock split in the form of a stock dividend of three shares of Common Stock for each share of common stock issued and outstanding, payable on January 15, 1999. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.


3.  Comprehensive Income:

Comprehensive income includes net earnings, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months and six months ended June 30, 1999 and 1998 was as follows:

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                         -----------------    ----------------
(dollars in millions)                     1999        1998     1999      1998
______________________________________________________________________________

Net Earnings                               $35         $30      $47       $34
Other comprehensive income, before tax:
  Foreign currency translation adjustments   2          (2)       4         -
  Unrealized gains (losses) arising
    during period                           (2)         (4)      (2)        -
  Income tax (expense) benefit related
    to items of other comprehensive income   -           3       (1)        -
                                           ---         ---      ---       ---
Comprehensive Income                       $35         $27      $48       $34
                                           ===         ===      ===       ===


4.  Segment Data:

The Company is managed and operated in two segments, Construction and Materials. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, heating and cooling, and oil and gas. The Materials segment primarily operates in Arizona and Oregon. This segment produces construction materials including ready-mix concrete, asphalt, sand and gravel, landscaping materials and railroad ballast.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Interest income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for providing coal mine management services to Level 3 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. This fee is earned, however, by the Materials segment and was $14 million and $17 million for the six months ended June 30, 1999 and 1998 and $7 million and $10 million for the three months ended June 30, 1999 and 1998.

                                                  Eliminat-
                                                  tion Of    Total
                               Inter-              Inter-   Consoli-
                    External   segment   Total    segment    dated   Operating
                    Revenues  Revenues  Revenues  Revenues  Revenues  Earnings
                    --------  --------  --------  --------  --------  --------
(dollars in millions)
_______________________

Six Months Ended 6/30/99
------------------------
Construction         $1,569    $  -      $1,569    $  -      $1,569      $28
Materials            $  206    $  -      $  206    $  -      $  206      $13

Three Months Ended 6/30/99
--------------------------
Construction         $  887    $  -      $  887    $  -      $  887      $34
Materials            $  109    $  -      $  109    $  -      $  109      $ 7

Six Months Ended 6/30/98
------------------------
Construction         $1,406    $  -      $1,406    $  -      $1,406      $16
Materials            $  164    $  4      $  168    $ (4)     $  164      $ 7

Three Months Ended 6/30/98
--------------------------
Construction         $  745    $  -      $  745   $  -       $   74      $27
Materials            $   93    $  2      $   95   $ (2)      $   93      $ 5


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

Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the closing date of the Transaction, Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the Transaction was determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the Transaction or made in the Tax Sharing Agreement. If the Transaction was determined to be taxable for any other reason, those taxes would be allocated 50% to Level 3 and 50% to the Company. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the Transaction was determined to be taxable in order to take into account the fact that the Transaction is taxable to the holders of Common Stock.

Additionally, the Mine Management Agreement, pursuant to which the Company provides mine management and related services to Level 3's coal mining operations, was amended to provide the Company with a right of offer in the event that Level 3 was to determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Company at the price that Level 3 would seek to sell the properties to a third party. If the Company were to decline to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If Level 3 were to sell the properties to a third party, thus terminating the Mine Management Agreement, it would be required to pay the Company an amount equal to the discounted present value of the Mine Management Agreement, determined, if necessary, by an appraisal process.

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


                            PETER KIEWIT SONS', INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations - Second Quarter 1999 vs. Second Quarter 1998

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

Revenue from each of the Company's segments was (in millions):

                                     Three Months Ended
                                           June 30,
                                     ------------------
                                      1998       1999
                                      ----       ----

     Construction                     $887        $745
     Materials                         109	          93
                                      ----        ----
                                      $996	        $838
                                      ====        ====

Construction. Revenues for the construction business increased $142 million or 19% for the three months ended June 30, 1999 as compared to the same time period in 1998. The increase is due to favorable market conditions in the business sectors that the Company operates.

Contract backlog at June 30, 1999 was $4.7 billion of which 6% is attributable to foreign operations located in Canada. Domestic projects are spread geographically throughout the U.S.

Margins as a percentage of revenue on construction projects for the three months ended June 30, 1999 decreased to 7.2% from 8.7% for the same time period in 1998. A significant amount of work is in the early stage of construction. Margins during the startup phase tend to be lower than at later stages of the project.


Materials.  Revenues increased 17% to $109 million during the second quarter
1999 when compared to the same period in 1998.   A continued strong market for
materials products in the Southwest that resulted in additional unit sales of asphalt, ready mix and aggregates accounted for much of the increase. Additional ballast sales at quarries located in Wyoming and Utah plus the acquisition of the remaining 60% of the materials operations acquired as of February 28, 1999 account for the balance of the increase.

Gross margins increased 29% from $7 million to $9 million during 1999 compared to the second quarter of 1998. The 100% inclusion of the acquired materials operations account for the increase in margins.

General and Administrative Expenses. General and administrative expenses decreased 20% in 1999. The decrease was attributable to cost containment and reassignment of overhead personnel.


Investment Income, net. Investment income remained the same for the three months ended June 30, 1999 as the same time period in 1998.


Other, net.   Other income is comprised primarily of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.

The Company manages certain coal mines for Level 3. Fees for these services were $7 million in 1999 and $10 million in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire over the next two to five years, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

Additionally, the Minerals Management Service and Montana Department of Revenue have issued assessments to the Level 3 mines for the underpayment of royalties and production taxes. Level 3 is vigorously contesting the assessments. If Level 3 pays these assessments, the payments could materially decrease future mine management fees, but will not affect fees previously received.


Provision for income taxes. The effective income tax rates in 1999 and 1998 differ from the federal statutory rate of 35% due primarily to state income taxes.


Results of Operations - Six Months 1999 vs. Six Months 1998

Revenue from each of the Company's segments was (in millions):

                                         Six Months Ended
                                           June 30,
                                         ----------------
                                         1999        1998
                                         ----        ----

          Construction                 $1,569      $1,406
          Materials                       206         164
                                       ------      ------
                                       $1,775      $1,570
                                       ======      ======


Construction. Revenues for the construction business increased $163 million or 12% from the same time period in 1998. The increase is due to favorable market conditions in the business sectors that the Company operates.

Margins on construction projects as a percentage of revenue for the six months ended June 30, 1999 decreased to 6.3% from 6.5% for the same time period in 1998.


Materials. Materials revenues increased 26% to $206 million for the year in 1999 when compared to 1998. A continued strong market for materials products in the Southwest that resulted in additional unit sales of asphalt, ready mix and aggregates accounted for much of the increase. Additional ballast sales at quarries located in Wyoming and Utah plus the acquisition of the remaining 60% of the materials operations acquired as of February 28, 1999 account for the balance of the increase.

Materials margins increased 70% from $10 million to $17 million when compared to 1998. An increase in sales of higher margin products and the inclusion of the acquired materials operations accounted for much of the increase. The elimination of losses taken in 1998 from the Oak Mountain coal operations also contributed to the increase.


General and Administrative Expenses. General and administrative expenses decreased 4% in 1999. The decrease was attributable to cost containment and reassignment of overhead personnel.


Investment Income, net. Investment income increased by $1 million due to the increase in cash provided by operations.


Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The $3 million increase results from increased gains on equipment sales which were partially offset by the decrease in the mine management fee.

The Company manages certain coal mines for Level 3. Fees for these services were $14 million in 1999 and $17 million in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long- term contracts. As the long-term contracts expire over the next two to five years, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

Additionally, the Minerals Management Service and Montana Department of Revenue have issued assessments to the Level 3 mines for the underpayment of royalties and production taxes. Level 3 is vigorously contesting the assessments. If Level 3 pays these assessments, the payments could materially decrease future mine management fees, but will not affect fees previously received.


Provision for income taxes. The effective income tax rates in 1999 and 1998 differ from the federal statutory rate of 35% due primarily to state income taxes.

Financial Condition - June 30, 1999 vs. December 26, 1998

The Company's working capital remained unchanged from December 26, 1998. Sources of cash primarily included $111 million of cash provided by operations, $20 million in proceeds from the sale of property, plant and equipment and $2 million in distributions from equity method investees and $25 million from the issuance of common stock. Uses of cash primarily included stock repurchases of $37 million, dividends of $16 million, purchases of marketable securities of $4 million, net repayment of debt of $16 million, $33 million for the acquisition of a materials operation, and $33 million for the purchase of property, plant and equipment.

The Company anticipates investing between $50 and $100 million annually in its construction and materials businesses. In addition to normal spending, the Company expects to make significant investments in construction joint ventures in 1999. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. The Company's current financial condition and borrowing capacity, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities.

In June 1998, the financial Accounting Standards Board ("FASB") issues SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no material derivative instruments or hedging activities.


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

Costs. The total cost associated with the Effort was not material to the Company's financial position. The estimated total cost of the Effort was approximately $5 million.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         Not Applicable.

                               PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

          The Corporation's annual meeting of stockholders was held on June 19, 1999. The holders of 32,837,020 of the 33,490,776 outstanding shares of $0.01 par value Common Stock were present in person or by proxy at the annual meeting. At such meeting, the following matters were submitted to a vote and approved by the stockholders:

          1. Election of Directors. A slate of nominees for director was proposed by the incumbent directors. No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

          Director Nominee          Votes For          Withheld
          ----------------          ---------          --------

          Mogens C. Bay             32,751,192          85,828
          Roy L. Cline              32,741,692          95,328
          Richard W. Colf           32,121,372         715,648
          James Q. Crowe            32,798,112          38,908
          Richard Geary             32,811,452          25,568
          Bruce E. Grewcock         32,780,452          56,568
          William L. Grewcock       32,796,452          40,568
          Tait P. Johnson           30,929,328       1,907,692
          Peter Kiewit, Jr.         32,811,452          25,568
          Allan K. Kirkwood         32,811,452          25,568
          Walter Scott, Jr.         32,811,452          25,568
          Kenneth E. Stinson        32,806,652          30,368
          George B. Toll, Jr.       32,792,652          44,368

  2. Bonus Plan Proposal. Approval of the Corporation's 1999 Bonus Plan, which required the approval of majority of the shares of Common Stock present in person or by proxy at the annual meeting:

          Affirmative Votes        Negative Votes      Abstentions
          -----------------        --------------      -----------

             31,113,064               1,474,808          249,148

  3.  Qualification Amendment.  Approval of an amendment to Article Fifth
(A)(2)(c) of the Corporation's Restated Certificate of Incorporation ("Certificate"), modifying the definition of "current inside director" by reducing the required years of employment from 8 years to 6 years, which required the affirmative vote of the holders of at least 66 2/3% of the issued and outstanding shares of Common Stock:

           Affirmative Votes        Negative Votes        Abstentions
           -----------------        --------------        -----------

               32,059,928              638,332              138,760

4. Stock Ownership Amendment. Approval of an amendment to the definition of "Employee" in Article Eighth of the Certificate to include directors of the Corporation, which required the affirmative vote of the holders of at least 80% of the issued and outstanding shares of Common Stock:

           Affirmative Votes       Negative Votes        Abstentions
           -----------------       --------------        -----------

               29,220,704             3,347,028            269,288

  5. Non-Redeemable Series Amendment. Approval of an amendment to the Certificate eliminating the Corporation's Common Stock, Non-Redeemable Series, which required the affirmative vote of the holders of at least 80% of the issued and outstanding shares of Common Stock:

            Affirmative Votes        Negative Votes        Abstentions
            -----------------        --------------        -----------

               32,138,692                518,168             180,160


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

                                              PETER KIEWIT SONS', INC.





Date: August 16, 1999                         /s/  Kenneth M. Jantz
                                              ----------------------------
                                              Kenneth M. Jantz
                                              Vice President and Treasurer


                            PETER KIEWIT SONS', INC.

                               INDEX TO EXHIBITS




          Exhibit
             No.
          -------

            27   Financial Data Schedule (For electronic filing purposes only)