Form 10-Q/A
period 1999-06-30
PETER KIEWIT SONS INC /DE/
filed 1999-08-17
CIK 1044430

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-Q
                            AMENDMENT NO. 1

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

                                                  Elimina-
                                                  tion Of    Total
                               Inter-              Inter-   Consoli-
                    External   segment   Total    segment    dated   Operating
                    Revenues  Revenues  Revenues  Revenues  Revenues  Earnings
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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K.

         Exhibit
         Number                   Description
         -------                  -----------

           27               Financial Data Schedule
           3.1              Restated Certificate of Incorporation
           3.2              Amended and Restated By-Laws



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

                                              PETER KIEWIT SONS', INC.





Date: August 16, 1999                         /s/  Kenneth M. Jantz
                                              ----------------------------
                                              Kenneth M. Jantz
                                              Vice President and Treasurer


                            PETER KIEWIT SONS', INC.

                               INDEX TO EXHIBITS




          Exhibit
             No.
          -------

            27   Financial Data Schedule (For electronic filing purposes only)
            3.1  Restated Certificate of Incorporation
            3.2  Amended and Restated By-Laws