Form 10-Q
period 1999-09-30
PETER KIEWIT SONS INC /DE/
filed 1999-11-12
CIK 1044430

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   Commission file number
        September 30, 1999                             000-23943

                         PETER KIEWIT SONS', INC.
              (Exact name of registrant as specified in its charter)

        Delaware                                     91-1842817
(State of Incorporation)              (I.R.S. Employer Identification No.)

           Kiewit Plaza, Omaha Nebraska                        68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of November 12, 1999:

           Title of Class                               Shares Outstanding
      Common Stock, $0.01 par value                         34,876,718



                         PETER KIEWIT SONS', INC.

                                  Index

                                                                          Page
------------------------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

Item 1.  Financial Statements.

     Consolidated Condensed Statements of Earnings for the three and nine
       months ended September 30, 1999 and 1998                              1
     Consolidated Condensed Balance Sheets as of September 30, 1999 and
       December 26, 1998                                                     2
     Consolidated Condensed Statements of Cash Flows for the nine months
       ended September 30, 1999 and 1998                                     3
     Notes to Consolidated Condensed Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.         14


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.                                  15

Signatures                                                                  15

Index to Exhibits                                                           16
______________________________________________________________________________

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         PETER KIEWIT SONS', INC.

                 Consolidated Condensed Statements of Earnings
                                 (unaudited)


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   -------------------      -----------------
                                     1999        1998       1999         1998
                                   ------------------------------------------
(dollars in millions, except per share data)
--------------------------------------------

Revenue                            $1,067        $ 963     $ 2,842    $ 2,533
Cost of Revenue                      (972)        (878)     (2,631)    (2,347)
                                   ------        -----     -------    -------
                                       95           85         211        186

General and Administrative Expenses   (33)         (33)       (108)      (111)
                                   ------        -----     -------    -------
Operating Earnings                     62           52         103         75

Other Income (Expense):
   Investment (Loss) Income           (14)           3          (7)         9
   Interest Expense                    (1)          (1)         (2)        (2)
   Other, net                          11           21          42         49
                                   ------        -----     -------    -------
                                       (4)          23          33         56
                                   ------        -----     -------    -------
Earnings Before Income Taxes           58           75         136        131

Provision for Income Taxes            (23)         (30)        (54)       (52)
                                   ------        -----     -------    -------
Net Earnings                       $   35        $  45     $    82    $    79
                                   ======        =====     =======    =======
Net Earnings per Share:
  Basic                            $ 1.00        $1.28     $  2.40    $  2.41
                                   ======        =====     =======    =======
  Diluted                          $  .98        $1.27     $  2.35    $  2.38
                                   ======        =====     =======    =======
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.



                          PETER KIEWIT SONS', INC.
                   Consolidated Condensed Balance Sheets

                                                 September 30,    December 26,
                                                     1999             1998
(dollars in millions)                             (unaudited)
------------------------------------------------------------------------------
Assets

Current Assets:
  Cash and cash equivalents                          $  306             $  227
  Marketable securities                                  12                  9
  Receivables, less allowance of $4 and $4              511                454
  Unbilled contract revenue                             134                 88
  Contract costs in excess of related revenue            30                 26
  Investment in construction joint ventures             175                190
  Deferred income taxes                                  75                 64
  Other                                                  21                 15
                                                     ------             ------
Total Current Assets                                  1,264              1,073

Property, Plant and Equipment, less accumulated
  depreciation and amortization of $496 and $482        232                208
Other Assets                                            111                 96
                                                     ------             ------
                                                     $1,607             $1,377
                                                     ======             ======

Liabilities and Redeemable Common Stock

Current Liabilities:
  Accounts payable, including retainage
    of $54 and $47                                   $  206            $  182
  Current portion of long-term debt                       3                 8
  Accrued costs on construction contracts               216               125
  Billings in excess of related costs and earnings      173               132
  Accrued insurance costs                                89                81
  Other                                                  58                63
                                                     ------            ------
Total Current Liabilities                               745               591

Long-term debt, less current portion                     14                13
Other liabilities                                        69                70
Minority interest                                        12                12
                                                     ------            ------
  Total Liabilities                                     840               686

Redeemable Common Stock
 ($546 million aggregate redemption value):
  Common stock, par $0.01; and 34,892,418 and
    35,692,820 shares outstanding                         -                 -
  Additional paid in capital                            175               161
  Accumulated other comprehensive income                 (6)              (22)
  Retained earnings                                     598               552
                                                     ------            ------
Total Redeemable Common Stock                           767               691
                                                     ------            ------
                                                     $1,607            $1,377
                                                     ======            ======
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.



                         PETER KIEWIT SONS', INC.

            Consolidated Condensed Statements of Cash Flows
                               (unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
(dollars in millions)                                         1999      1998
------------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                             $187      $ 154

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities                                      1         19
  Purchases of marketable securities                            (4)        (7)
  Proceeds from sales of property, plant and equipment          22         21
  Acquisitions, net of cash acquired                           (36)        (3)
  Distributions from investees                                   6          8
  Capital expenditures                                         (45)       (75)
                                                              ----      -----
    Net cash used in investing activities                      (56)       (37)

Cash flows from financing activities:
  Net payments on short-term debt                               -          (5)
  Payments on long-term debt                                  (22)          -
  Issuance of common stock                                     25          67
  Repurchases of common stock                                 (39)        (29)
  Dividends paid                                              (16)        (13)
  Exchange of Class C Stock for Class D Stock, net              -        (122)
                                                             ----       -----
    Net cash used in financing activities                     (52)       (102)
                                                             ----       -----

Net increase in cash and cash equivalents                      79          15

Cash and cash equivalents at beginning of period              227         232
                                                             ----       -----

Cash and cash equivalents at end of period                   $306       $ 247
                                                             ====       =====
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.



                                PETER KIEWIT SONS', INC.

                 Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation:

Peter Kiewit Sons', Inc. (the "Company") was formed by its former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level 3"), in connection with a transaction (the "Transaction") intended to separate the construction and materials businesses and the diversified business of Level 3 into two independent companies. On March 31, 1998, pursuant to the terms of a Separation Agreement between the Company, Level 3 and certain other parties (the "Separation Agreement"), Level 3 consummated the Transaction by: (i) transferring 100 shares of the $100 par value common stock ("KCG Stock") of Kiewit Construction Group Inc. ("KCG"), representing all of the issued and outstanding shares of KCG Stock, as well as certain other assets and liabilities related to the construction and materials businesses which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company in exchange for 30,711,680 shares of the $.01 par value common stock of the Company ("Common Stock") (125 million shares authorized) and (ii) distributing 100% of its shares of the Common Stock to the holders of Level 3's $0.0625 par value Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock") as of March 31, 1998, in exchange for such shares of Class C Stock. Prior to the Transaction, the Company was a wholly-owned subsidiary of Level 3. As a result of the Transaction, the Company is now primarily owned by the former holders of Level 3's Class C Stock. Prior to consummation of the Transaction, Level 3's Class C Common Stock was convertible into Level 3's $0.0625 par value Class D Diversified Group Common Stock ("Class D Stock"). As the Construction & Mining Group comprised all of the net assets and operations of the Company, at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "the Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

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

Receivables at September 30, 1999 and December 26, 1998 include approximately $97 million and $86 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $26 million and $26 million of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $15 million and $15 million of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        ------------------   -----------------
                                         1999         1998     1999       1998
                                        --------------------------------------

Net earnings available to common
  shareholders (in millions)          $    35     $    45   $    82    $    79

Add: Interest expense, net of tax effect,
  associated with convertible debentures    *           *         *          *
                                      -------     -------   -------    -------
Net earnings for diluted shares       $    35     $    45   $    82    $    79
                                      =======     =======   =======    =======

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)    34,932      35,104    34,119     32,668

Additional dilutive shares assuming
  conversion of convertible debentures    700         360       705        360
                                      -------     -------   -------    -------
Total number of shares used to compute
  diluted earnings per share           35,632      35,464    34,824     33,028
                                      =======     =======   =======    =======
Net earnings
  Basic earnings per share            $  1.00     $  1.28   $  2.40    $  2.41

  Diluted earnings per share          $   .98     $  1.27   $  2.35    $  2.38

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


3.  Comprehensive Income:

Comprehensive income includes net earnings, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months and nine months ended September 30, 1999 and 1998 was as follows:

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         -----------------   -----------------
(dollars in millions)                    1999         1998     1999      1998
______________________________________________________________________________

Net Earnings                              $35          $45      $82       $79
Other comprehensive income, before tax:
  Foreign currency translation adjustments (1)          (3)       3        (3)
  Unrealized gains arising during period    5            -        3         -
  Reclassification adjustments for losses
    included in net earnings               18            -       18         -
  Income tax (expense) benefit related to
    items of other comprehensive incom     (7)           1       (8)        1
                                          ---          ---      ---       ---
Comprehensive Income                      $50          $43      $98       $77
                                          ===          ===      ===       ===


4.  Segment Data:

The Company is managed and operated in two segments, Construction and Materials. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. The Materials segment primarily operates in the Southwest and Northwest portions of the United States. This segment produces construction materials including ready-mix concrete, asphalt, sand and gravel, landscaping materials and railroad ballast.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Investment income, interest expense, other income and income taxes have been excluded from segment operations.

                                                            Elimination
                                                                of           Total
                          External  Intersegment   Total   Intersegment  Consolidated  Operating
(dollars in millions)     Revenues    Revenues    Revenues   Revenues      Revenues    Earnings
--------------------------------------------------------------------------------------------------
Nine Months Ended 9/30/99
-------------------------
Construction                $2,526      $-         $2,526      $ -          $2,526        $78
Materials                   $  316      $6         $  322      $(6)         $  316        $25

Three Months Ended 9/30/99
--------------------------
Construction                $  957      $-         $  957      $  -         $  957        $50
Materials                   $  110      $6         $  116      $(6)         $  110        $12

Nine Months Ended 9/30/98
-------------------------
Construction                $2,277      $-         $2,277      $ -          $2,277        $60
Materials                   $  256      $7         $  263      $(7)         $  256        $15

Three Months Ended 9/30/98
--------------------------
Construction                $  871      $-         $  871      $ -          $  871        $44
Materials                   $   92      $3         $   95      $(3)         $   92        $ 8

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


Results of Operations - Third Quarter 1999 vs. Third Quarter 1998

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

Revenue from each of the Company's segments was (in millions):

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                      1999       1998
                                                      ----       ----

                             Construction           $  957     $  871
                             Materials                 110         92
                                                    ------     ------
                                                    $1,067     $  963
                                                    ======     ======

Construction. Revenues for the construction business increased $86 million or 10% for the three months ended September 30, 1999 as compared to the same time period in 1998. The increase is due to favorable market conditions in the business sectors that the Company operates.

Contract backlog at September 30, 1999 was $4.4 billion of which 6% is attributable to foreign operations located in Canada. Domestic projects are spread geographically throughout the U.S.

Margins as a percentage of revenue on construction projects for the three months ended September 30, 1999 were consistent with margins in the same time period in 1998, increasing from 8.4% to 8.5%.


Materials.  Revenues increased 20% to $110 million during the third quarter
1999 when compared to the same period in 1998.   A continued strong market for
materials products in the Southwest that resulted in additional unit sales of asphalt, ready mix and aggregates accounted for much of the increase. Additional ballast sales at a quarry located in Wyoming plus the acquisition of the remaining 60% of a materials operation acquired as of February 28, 1999 account for the balance of the increase.

Margins increased 17% from $12 million to $14 million during 1999 compared to the third quarter of 1998. The 100% inclusion of the acquired materials operations account for the increase in margins.

General and Administrative Expenses. General and administrative expenses remained consistent with prior year levels as a proportionate increase in administration costs was not necessary to support the Company's revenue growth.


Investment (Loss) Income. During the current period, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and a loss of $18 million was recognized in the Statement of Earnings. This investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.


Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The $10 million decrease resulted primarily from a decrease in gains on equipment sales.

The Company manages certain coal mines for Level 3. Fees for these services were $9 million in 1999 and $10 million in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires next year, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

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


Results of Operations - Nine Months 1999 vs. Nine Months 1998

Revenue from each of the Company's segments was (in millions):

                                      Nine Months Ended
                                         September 30,
                                      -----------------
                                      1999         1998
                                      ----         ----

                Construction        $2,526       $2,277
                Materials              316          256
                                    ------       ------
                                    $2,842       $2,533
                                    ======       ======


Construction. Revenues for the construction business increased $249 million or 11% from the same time period in 1998. The increase is due to favorable market conditions in the business sectors that the Company operates.

Margins on construction projects as a percentage of revenue for the nine months ended September 30, 1999 were consistent with margins in the same period in 1998, decreasing from 7.2% to 7.1%.


Materials. Materials revenues increased 23% to $316 million for the year in 1999 when compared to 1998. A continued strong market for materials products in the Southwest that resulted in additional unit sales of asphalt, ready mix and aggregates accounted for much of the increase. Additional ballast sales at quarries located in Wyoming and Utah plus the acquisition of the remaining 60% of a materials operation acquired as of February 28, 1999 account for the balance of the increase.

Materials margins increased 41% from $22 million to $31 million when compared to 1998. The inclusion of the acquired materials operations combined with the elimination of losses taken in 1998 for the Oak Mountain coal operations contributed to the increase.


General and Administrative Expenses. General and administrative expenses decreased 3% in 1999. The decrease was attributable to cost containment and reassignment of overhead personnel.


Investment (Loss) Income. During the current period, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and a loss of $18 million was recognized in the Statement of Earnings. This investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.


Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The $7 million decrease resulted primarily from a decrease in the mine management fee.

The Company manages certain coal mines for Level 3. Fees for these services were $23 million in 1999 and $27 million in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long- term contracts. After a significant long-term contract expires next year, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

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

Financial Condition - September 30, 1999 vs. December 26, 1998

The Company's working capital increased $37 million or 8% during the first nine months of 1999. Sources of cash primarily included $187 million of cash provided by operations, $22 million in proceeds from the sale of property, plant and equipment and $6 million in distributions from equity method investees and $25 million from the issuance of common stock. Uses of cash primarily included stock repurchases of $39 million, dividends of $16 million, purchases of marketable securities of $4 million, repayment of debt of $22 million, $36 million for the acquisition of materials operations and $45 million for the purchase of property, plant and equipment.

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

In June 1998, the financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no material derivative instruments or hedging activities.


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

Costs. The total cost associated with the Effort was not material to the Company's financial position. The total cost of the Effort was approximately $5 million.

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

                                                  PETER KIEWIT SONS', INC.





Date:  November 12, 1999                          /s/  Kenneth M. Jantz
                                                  ---------------------
                                                  Kenneth M. Jantz
                                                  Vice President and Treasurer


                             PETER KIEWIT SONS', INC.

                                INDEX TO EXHIBITS




      Exhibit
         No.
      -------

        27      Financial Data Schedule (For electronic filing purposes only)