Form 10-K
period 1999-12-25
PETER KIEWIT SONS INC /DE/
filed 2000-03-17
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended          Commission file number
            December 25, 1999                     000-23943

                           PETER KIEWIT SONS', INC.
           (Exact name of registrant as specified in its charter)

            Delaware                          91-1842817
    (State of Incorporation) (I.R.S. Employer Identification No.)

    Kiewit Plaza, Omaha Nebraska                       68131
(Address of principal executive offices)            (Zip Code)

                               (402)342-2052
          (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:

                                    None

    Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

31,943,578 shares of the registrant's $0.01 par value Common
Stock were issued and outstanding on March 14, 2000.

Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.



                           TABLE OF CONTENTS
                                                           Page
Part I
Item 1.  Business                                            1
Item 2.  Properties                                          4
Item 3.  Legal Proceedings                                   4
Item 4.  Submissions of Matters to a Vote of
          Security Holders                                   4
Item 4A. Executive Officers of the Registrant                5

Part II
Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                6
Item 6.  Selected Financial Data                             8
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                9
Item 7A. Quantitative and Qualitative Disclosures About
          Market Risk                                       11
Item 8.  Financial Statements and Supplementary Data        12
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure               37

Part III
Item 10. Directors and Executive Officers of the Registrant 37
Item 11. Executive Compensation                             37
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                    37
Item 13. Certain Relationships and Related Transactions     37

Part IV
Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                               37


                               PART I

Item 1.  Business.

Forward Looking Statements. This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

General. Peter Kiewit Sons', Inc. and its subsidiaries
("PKS" or the "Company") is one of the largest construction contractors in North America. The Company was incorporated in Delaware in 1997 to continue a construction business founded in Omaha, Nebraska in 1884.

On March 31, 1998, the Company's former parent, Level 3 Communications, Inc. ("Level 3") transferred all of the issued and outstanding shares of common stock of Kiewit Construction Group Inc. ("KCG"), as well as certain other assets and liabilities related to Level 3's construction and materials businesses, which together with such common stock comprised all of the construction and materials businesses of Level 3 (the "Construction and Materials Businesses"), to the Company in exchange for all of the Company's then outstanding shares of $0.01 par value common stock ("Common Stock"). Level 3 then distributed all of such Common Stock to the holders of Level 3's Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock"), in exchange for such shares of Class C Stock. As a result of such transactions (collectively, the "Transaction"), the Company is now owned by the former holders of Level 3's Class C Stock, and now conducts the Construction and Materials Businesses. In connection with the Transaction, the Company's name was changed from "PKS Holdings, Inc." to "Peter Kiewit Sons', Inc." and Level 3's name was changed from "Peter Kiewit Sons', Inc." to "Level 3 Communications, Inc."

The Company is organized into two business segments, the Construction Business and the Materials Business. Information about the Company's business segments for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is included in Note 10 of the "Notes to the Consolidated Financial Statements," located on page 32 of this Annual Report on Form 10-K.

	The Company has filed various documents with the Securities and Exchange Commission pursuant to which the Company is proposing to spin-off the Materials Business to its shareholders in a transaction that is intended to be tax-free for U.S. Federal income tax purposes.

The Construction Business. The Construction Business is conducted by operating subsidiaries of Kiewit Construction Group Inc. ("KCG"). The Company, its joint ventures and partnerships perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 1999 were distributed among the following construction markets (approximately, by number): power, heat, cooling -- 34%; transportation (including highways, bridges, airports, railroads, and mass transit) -- 33%; commercial buildings -- 27%; water supply/dams -- 3%; oil and gas -- 2%; and other markets -- 1%.

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

Government Contracts. Public contracts accounted for approximately 76% of the combined prices of contracts awarded to the Company during 1999. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, the contractor is entitled to receive the contract price on completed work and payment of termination related costs.

Competition. A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 1999, Engineering News Record, a construction trade publication, ranked the Company as the eighth largest United States contractor in terms of 1998 revenue and 14th largest in terms of 1998 new contract awards. It ranked the Company first in the transportation market in terms of 1998 revenue.

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

Backlog. At the end of 1999, the Company had backlog
(anticipated revenue from uncompleted contracts) of approximately $4 billion, a decrease from approximately $4.9 billion at the end of 1998. Of current backlog, approximately $1 billion is not expected to be completed during 2000. In 1999, the Company was low bidder on 168 jobs with total contract prices of approximately $1.5 billion, an average price of approximately $9.1 million per job. There were 19 new projects with contract prices over $20 million, accounting for approximately 63% of the successful bid volume.

Joint Ventures. The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision making. In 1999, the Company derived approximately 62% of its joint venture revenue from sponsored joint ventures and approximately 38% from non-sponsored joint ventures. The Company's share of joint venture revenue accounted for approximately 25% of its 1999 total construction revenue.

Significant Customer. During 1999, the Company earned
21.7% of revenues from a single customer.

Locations. The Company structures its construction operations around 20 principal operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets. At the end of 1999, the Company had current projects in 47 states, Puerto Rico, Washington, D.C. and 8 Canadian provinces.

Financial information about geographic areas for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is included in Note 10 of the "Notes to the Consolidated
Financial Statements," located on page 32 of this Annual Report on Form 10-K.

The Materials Business. The Materials Business is conducted by operating subsidiaries of Kiewit Materials Company ("KMC"). KMC operations consist of aggregate, ready mix and asphalt products. Aggregate products are used as highway construction materials, railroad ballast, decorative landscape rock, roofing aggregate and building stone. In 1999, KMC produced in excess of 28 million tons of construction materials and generated approximately $432 million of revenue.

Locations. KMC operates in Arizona, Washington, Oregon, California, Wyoming, Utah and New Mexico, with primary operations in Arizona, centered in the Phoenix and Tucson metropolitan areas and in the Pacific Northwest, centered in the Vancouver, Washington and Portland, Oregon metropolitan areas. KMC also provides construction services in and around Yuma, Arizona, focusing mainly on paving and related projects.

Financial information about geographic areas for the years ended December 25, 1999, December 26, 1998 and December 27,
1997 is included in Note 10 of the "Notes to the Consolidated
Financial Statements," located on page 32 of this Annual Report on Form 10-K.

Products.

Aggregates. KMC primarily sells to third parties and utilizes internally various types of aggregate products. The production of these products typically involves extracting the material, crushing and sizing the material and shipping it to the customer using either trucks or rail. Approximately 37% of the aggregates produced in 1999 were used internally in the production of value-added concrete and asphalt products.

Ready-mix Concrete. KMC produces ready-mix concrete by combining aggregates, cement, water and additives. The additives allow KMC to customize the product to customer specifications for overall strength, drying speed and other properties. Product ingredients are combined at a batch plant site and loaded into a mixer truck for delivery to the customer's location.

Asphalt. KMC also produces and sells asphalt products. Asphalt is a mixture of aggregates and asphalt oil. The asphalt oil is heated and combined at a plant site and then loaded into dump trucks for transit to the customer's location. Customer specifications can require the use of certain types or sizes of aggregates and/or varying proportions of aggregates and asphalt oil.

Customers. KMC markets to a wide variety of customers including street and highway contractors, industrial and residential contractors, public works contractors, wholesalers and retailers of decorative rock products, interstate railroads and manufacturers of concrete block products. A substantial amount of produced material is used in publicly funded projects, but no single customer accounts for more than 3% of sales.

Competition. Due to the high cost of transportation, the construction materials business is highly dependent on the availability of high quality aggregates proximate to customers and production facilities. While price is an important factor in the customer's purchase decision, qualitative factors such as response time, reliability and product quality influence the purchase decision as well. With much of the industry consisting of small to medium sized independent firms, economies of scale, good site locations and technical knowledge will often provide a competitive advantage. While KMC believes it possesses these attributes in the markets it serves, in certain segments of those markets it competes directly with integrated materials companies that have greater financial resources. It is also possible that competitors with a lower cost structure or a willingness to accept lower margins than KMC may have an advantage on price sensitive projects.

Environmental Protection. Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company and its subsidiaries.

Employees. At the end of 1999, the Company and its majority-owned subsidiaries employed approximately 20,300 people, approximately 2,300 of which were employed in the Materials
Business. The Company considers relations with its employees to be good.

Item 2.  Properties.

Construction Business. The Company's headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 19 principal district offices located in Arizona, California, Colorado, Georgia, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 15 of which are located in owned facilities and 4 of which operate from leased facilities. The Company also has 14 area offices located in Alaska, California, Colorado, Florida, Hawaii, Illinois, Maryland, Nebraska, Nevada, New Mexico, Utah, British Columbia and Ontario, 2 of which are owned facilities and 12 of which are leased facilities. The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,000 portable offices, shops and transport trailers. The Company has a large equipment fleet, including approximately 5,100 trucks, pickups and automobiles and 3,800 heavy construction vehicles, such as graders, scrapers, backhoes and cranes. Joint ventures in which the Company is a participant own approximately 100 of portable offices, shops and transport trailers, 600 trucks, pickups and automobiles and 1,000 heavy construction vehicles.

Materials Business. KMC's headquarters are located in the Company's headquarters facilities in Omaha, Nebraska. KMC also has three principal district offices located in Arizona and Washington. KMC operates 60 ready-mix batch plants or asphalt plants at 21 locations in Arizona, Oregon and Washington. Its aggregates operations are located in Arizona, California, New Mexico, Utah, Washington and Wyoming. KMC has a truck fleet of approximately 1,000 vehicles, 900 of which are owned and 100 of which are either leased on a long-term basis or managed on a day-to-day rental basis.

Reserves. KMC estimates that its total recoverable aggregates reserves are in excess of 550 million tons. The yield from the mining of these reserves is based on an estimate of volume that can be economically extracted to meet current market and product applications. KMC's mining plans are developed by experienced mining engineers and operating personnel using drilling and geological studies in conjunction with mine planning software. In certain instances, reserve extraction is limited to phases or yearly amounts. Various properties also have reserves under lease that have not been included in a mining permit. These reserves have been excluded from KMC's recoverable reserve estimate. KMC owns about 170 million tons of aggregates reserves and leases another 380 million tons of aggregates reserves. KMC's leases usually require royalty payments based on either revenue derived from the location or an amount for each ton of materials removed and sold from a site and have terms ranging from one year to 27 years. Most of its long-term leases also provide an option for the lease to be renewed.

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

None during the three months ended December 25, 1999.

Item 4A. Executive Officers of the Registrant.

The table below shows information as of March 17, 2000, about each executive officer of the Company, including his business experience during the past five years. The Company's executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name                        Business Experience             Age

John B. Chapman      Mr. Chapman has been Vice President     54
                     of Human Resources and Administration
                     of the Company since August 1997. Mr.
                     Chapman was Vice President of Human
                     Resources for KCG for more than five
                     years prior to August 1997.

Roy L. Cline         Mr. Cline has been an Executive Vice    62
                     President of the Company since June
                     1999. Mr. Cline is also a director of
                     the Company and is a member of the
                     Executive Committee of the Company.
                     Mr. Cline was the President of Kiewit
                     Industrial Co., a subsidiary of the
                     Company, from March 1992 until June 1999.

Richard W. Colf      Mr. Colf has been an Executive Vice     56
                     President of the Company since July
                     1998. Mr. Colf is also a director of
                     the Company and is a member of the
                     Executive Committee of the Company.
                     Mr. Colf has been an Executive Vice
                     President of Kiewit Pacific Co., a
                     subsidiary of the Company, since September
                     1998, was a Senior Vice President of Kiewit
                     Pacific Co. from October 1995 to September
                     1998 and was a Vice President of Kiewit
                     Pacific Co. for more than five years prior to October 1995.

Bruce E. Grewcock    Mr. Grewcock has been an Executive Vice   46
                     President of the Company since August
                     1997. Mr. Grewcock is also a director
                     of the Company and is a member of the
                     Executive Committee of the Company. Mr.
                     Grewcock has been the President of Kiewit
                     Western Co., a subsidiary of the Company, since July 1997. Mr. Grewcock was an
                     Executive Vice President of KCG from July
                     1996 to June 1998, and President of KMG from
                     January 1992 to July 1996. Mr. Grewcock
                     is currently also a director of Kinross
                     Gold Corporation.

Kenneth M. Jantz     Mr. Jantz has been a Vice President and   57
                     Treasurer of the Company since August
                     1997. Mr. Jantz was a Vice President of
                     KCG from May 1994 to June 1998.

Allan K. Kirkwood    Mr. Kirkwood has been an Executive Vice   56
                     President of the Company since July 1998.
                     Mr. Kirkwood is also a director of the
                     Company and is a member of the Executive
                     Committee and the Audit Committee of the Company. Mr. Kirkwood has been an Executive
                     Vice President of Kiewit Pacific Co. since
                     September 1998, was a Senior Vice President of Kiewit Pacific Co. from October 1995 to
                     September 1998 and was a Vice President of Kiewit Pacific Co. for more than five years prior to October 1995.

Ben E. Muraskin      Mr. Muraskin has been a Vice President of 36
                     the Company since January 2000. Mr.
                     Muraskin was a partner of Alston & Bird
                     LLP from January 1999 to December 1999,
                     and an associate at that firm from May
                     1992 to January 1999.

Gerald S. Pfeffer    Mr. Pfeffer has been a Vice President     54
                     of the Company since April 1998. Mr.
                     Pfeffer was a Vice President of KCG from December 1997 to June 1998. Mr. Pfeffer was Vice President of Kiewit SR91 Corp., a subsidiary of Level 3, from January 1993 to December 1997.

Rodney K. Rosenthal  Mr. Rosenthal has been the Controller of  46 the Company since March 1998. Mr.
                     Rosenthal was Controller of KCG from
                     October 1995 to June 1998. Mr. Rosenthal was Corporate Accounting Manager of KCG from April 1991 to October 1995.

Tobin A. Schropp     Mr. Schropp has been a Vice President,    38
                     General Counsel and Secretary of the
                     Company since September 1998. Mr. Schropp was Director of Taxes of the Company from March 1998 to September 1998. Mr. Schropp was Director of Taxes of Level 3 from August
                     1996 to March 1998, and Director of Research,
                     Planning and Audit of Level 3 from September
                     1993 to August 1996.

Stephen A. Sharpe    Mr. Sharpe has been a Vice President of   48
                     the Company since August 1997. Mr. Sharpe was a Vice President of KCG from October
                     1996 to June 1998. Mr. Sharpe was a Vice
                     President of U.S. Generating Company for more than five years prior to October 1996.

Kenneth E. Stinson   Mr. Stinson has been President of the      57
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


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

Market Information. As of December 25 1999, the Common Stock is not listed on any national securities exchange or the NASDAQ
National Market and there is no established public trading market for the Common Stock.

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

Formula Price. The formula price of the Common Stock is based on the book value of the Company. A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company's construction activities (approximately $109 million in 1999).

Restrictions. Ownership of Common Stock is generally restricted to active Company employees. Upon retirement, termination of employment, or death, Common Stock must be resold to the Company at the applicable formula price.

Stockholders. On March 14, 2000, the Company had the following numbers of stockholders and outstanding shares:

      Class of Stock        Stockholders     Outstanding Shares

       Common Stock             1,314           31,943,578

Dividends and Prices. As a result of the Transaction, the Construction and Materials Businesses were distributed to the Company. Level 3's former Class C Stock was linked to the performance of the Construction and Materials Businesses. Consequently, for presentation purposes, the chart below sets forth the dividends declared or paid on Level 3's Class C Stock and the Common Stock during 1998 and 1999, respectively, and the stock price after each dividend payment, in each case adjusted retroactively to reflect a dividend of 3 shares of Common Stock for each outstanding share of Common Stock effected on January 15, 1999.

                                     Dividend
Dividend Declared   Dividend Paid    Per Share   Price Adjusted   Stock Price

October 22, 1997   January 5, 1998    $0.20     December 28, 1997    $12.80
April 24, 1998     May 1, 1998        $0.20     April 25, 1998       $12.60
October 30, 1998   January 6, 1999    $0.225    December 27, 1998    $15.90
April 30, 1999	    May 1, 1999        $0.25     May 1, 1999          $15.65
October 29, 1999   January 5, 2000    $0.27     December 26, 1999    $20.63

The Company's current dividend policy is to pay a regular dividend on Common Stock based on a percentage of the prior year's ordinary earnings, with any special dividends to be based on extraordinary earnings.

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


Item 6.  Selected Financial Data.

The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1995 through 1999, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements included elsewhere herein.

                                    Fiscal Year Ended
                           1999    1998    1997    1996    1995
                  (dollars in millions, except per share amounts)

Results of Operations:
  Revenue                 $4,013  $3,379  $2,742  $2,303  $2,330
  Net earnings               165     136     155     108     104

Per Common Share:
  Net earnings
    Basic                   4.81    4.07    4.00    2.53    1.95
    Diluted                 4.71    4.02    3.84    2.44    1.91
  Dividends(1)               .52     .43     .38     .33     .26
  Formula price(2)         20.63   15.90   12.80   10.18    8.10
  Book value               24.01   19.35   16.10   12.76   10.73

Financial Position:
  Total assets             1,599   1,379   1,342   1,039     978
  Current portion of
    long-term debt             4       8       5       -       2
  Long-term debt, net of
    current portion           18      13      22      12       9

  Redeemable Common Stock(3) 837     691     652     562     467



(1)  The 1999, 1998, 1997, 1996 and 1995 dividends include $.27,
     $.225, $.20, $.175, and $.15 for dividends declared in 1999,
     1998, 1997, 1996 and 1995 respectively, but paid in January of the subsequent year.

(2) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(3) Ownership of the Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. The Company is generally required to purchase all Common Stock at the formula price. The aggregate redemption value of Common Stock at December 25, 1999 was $720 million.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                   Results of Operations 1999 vs. 1998

Revenue from each of the Company's segments was (in millions):

                                           1999        1998

          Construction                    $3,594       $3,057
          Materials                          419          322
                                          ------       ------
                                          $4,013       $3,379
                                          ======       ======

Construction. Revenues for the construction business increased $537 million or 18% from the same time period in 1998.
The increase is due to favorable market conditions in the business sectors that the Company operates.

Contract backlog at December 25, 1999 was nearly $4 billion, of which 6% was attributable to foreign operations located primarily in Canada. Domestic projects are spread geographically throughout the U.S.

Margins on construction projects as a percentage of revenue for the twelve months ended December 25, 1999 were consistent with margins in the same period in 1998, increasing from 8.6% to 8.7%.

Materials.  Revenues for the materials business increased
$97 million or 30% from the same time period in 1998. A continued strong market for materials products in the Southwest that resulted in additional unit sales of ready mix concrete, asphalt and aggregates accounted for part of the increase. Additional ballast sales at quarries located in Utah and Wyoming plus the consolidation of Pacific Rock Products L.L.C. ("Pacific Rock") due to the increase in ownership from 40% to 100%, which contributed revenues of $54 million, account for the balance of the increase.

Margins increased from 7% to 11% when compared to the same time period last year. Increased volumes, the consolidation of Pacific Rock and the elimination of losses taken in 1998 for the Oak Mountain coal operations contributed to the increase.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 25, 1999 were consistent with 1998, increasing from $142 million to $144 million.

Investment Income and Equity Earnings, Net. During 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to market value and a loss of $18 million was recognized in the Statement of Earnings. This investment had previously been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.

Other, Net. Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.

The Company manages certain coal mines for Level 3. Fees for these services were $33 million in 1999 and $34 million in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires next year, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

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

                Results of Operations 1998 vs. 1997

Revenue from the Company's segments for the twelve months ended December 26, 1998 and December 27, 1997 was (in millions):

                                           1998        1997

          Construction                    $3,057      $2,474
          Materials                          322         268
                                          ------      ------
                                          $3,379      $2,742
                                          ======      ======

Construction. Revenues for the construction business increased $583 million or 23.6% from the same time period in 1997. $210 million of the increase in revenues resulted from several new domestic cogeneration facilities. Joint ventures performing electrical work on railway systems contributed another $82 million. Another major factor was the "I-15" project, a $1.4 billion (the Company's share is $780 million) design build joint venture to reconstruct 16 miles of interstate through the Salt Lake City, Utah area which contributed $135 million to the increase. Several new projects account for the remainder of the increase.

Contract backlog at December 26, 1998 was nearly $5 billion, of which 3.5% was attributable to foreign operations located primarily in Canada. Domestic projects are spread geographically throughout the U.S.

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

Materials. Revenues for the materials business were up 20%, from $268 million to $322 million, for the twelve months ended December 26, 1998 as compared to the same time period in 1997. Greater sales volume and higher average selling prices for aggregates, ready mix concrete and asphalt products resulted in a 27% increase which was offset by the decrease in revenues from the Oak Mountain Coal operations. The investment in Oak Mountain was sold on June 9, 1998. The Oak Mountain investment was previously written off as an impaired asset in December 1997. In 1998, the Company realized operating losses of $3 million.

Margins from materials sales as a percentage of revenue for the twelve months ended December 26, 1998 increased from 4% in 1997 to 6.5% in 1998. The increase in margins was attributable to higher average selling prices and improvements in the performance of recent acquisitions. Also contributing to the increase was the reduction of losses from the Oak Mountain Coal operations.

General and Administrative Expenses. General and administrative expenses decreased in 1998. General and administrative expenses, as a percent of revenue, decreased from 5.4% in 1997 to 4.2% in 1998, as a proportionate increase in administration costs were not necessary to support the Company's revenue growth.

Investment Income and Equity Earnings, Net. Net investment income and equity earnings decreased by $5 million. The decrease was partially due to the increased interest expense on long-term debt and gains on sales of marketable securities in 1997 which were nonrecurring items.

Other, Net. Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. The mine management fee increased by $2 million while a decrease in the amount of equipment sold during 1998 resulted in a $3 million decrease in gains from sales.

The Company manages certain coal mines for Level 3. Fees for these services were $34 million in 1998 and $32 million in 1997. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. As the long-term contracts expire in two years, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

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

             Financial Condition - December 25, 1999

The Company's working capital increased $93 million or 19% during 1999. Sources of cash primarily included $192 million of cash provided by operations, $32 million in proceeds from the sale of property, plant and equipment and $25 million from the issuance of Common Stock. Uses of cash primarily included stock repurchases of $39 million, dividends of $16 million, purchases of marketable securities of $7 million, net repayment of debt of $17 million, $36 million for the acquisition of materials operations and $75 million for the purchase of property, plant and equipment. The Company anticipates investing between $50 and $100 million annually in its construction and materials businesses. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. The Company's current financial condition and borrowing capacity, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities.

New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

                            Year 2000 Update

The Company's Year 2000 effort, which was comprised of internal updating and replacement of computer systems and external coordination with its customers was completed on schedule. The Company has not experienced any material Year 2000 related difficulties.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.

Item 8.  Financial Statements and Supplementary Data.


                       REPORT OF INDEPENDENT ACCOUNTANTS






The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in redeemable common stock and comprehensive income, and of cash flows present fairly, in all material respects, the consolidated financial position of Peter Kiewit Sons', Inc. and Subsidiaries at December 25, 1999, and December 26, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Omaha, Nebraska
March 17, 2000



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
             For the three years ended December 25, 1999



(dollars in millions, except per share data)
                                        1999     1998     1997

Revenue                               $ 4,013  $ 3,379  $ 2,742
Cost of revenue                        (3,655)  (3,095)  (2,408)
                                      -------  -------  -------
                                          358      284      334

General and administrative expenses      (144)    (142)    (148)
                                      -------  -------  -------

Operating earnings                        214      142      186

Other income (expense):
   Investment income and equity earnings   -        17       20
   Interest expense                        (4)      (5)      (3)
   Other, net                              56       61       61
                                       ------   ------  -------
                                           52       73       78
                                       ------   ------  -------

Earnings before income taxes and
  minority interest                       266      215      264

Minority interest in net earnings
 of subsidiaries                           (1)      (1)      (2)

Provision for income taxes               (100)     (78)    (107)
                                       ------   ------   ------

Net earnings                           $  165   $  136   $  155
                                       ======   ======   ======

Net earnings per share:
  Basic                                $ 4.81   $ 4.07   $ 4.00
                                       ======   ======   ======

  Diluted                              $ 4.71   $ 4.02   $ 3.84
                                       ======   ======   ======

See accompanying notes to consolidated financial statements.



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                 December 25, 1999 and December 26, 1998



(dollars in millions)                          1999        1998

Assets

Current assets:
  Cash and cash equivalents                   $  338      $  227
  Marketable securities                           12           9
  Receivables, less allowance of $7 and $5       507         457
  Unbilled contract revenue                       73          88
  Contract costs in excess of related revenue     31          26
  Investment in construction joint ventures      197         190
  Deferred income taxes                           60          64
  Other                                           21          15
                                              ------      ------
Total current assets                           1,239       1,076

Property, plant and equipment, at cost:
  Land                                            40          19
  Buildings                                       51          42
  Equipment                                      660         640
                                              ------      ------
                                                 751         701
  Less accumulated depreciation and
   amortization                                 (508)       (489)
                                              ------      ------
Net property, plant and equipment                243         212

Other assets                                     117          91
                                              ------      ------

                                              $1,599      $1,379
                                              ======      ======

See accompanying notes to consolidated financial statements.





               PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets
              December 25, 1999 and December 26, 1998



(dollars in millions)                       1999         1998

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable, including retainage of
   $50 and $47                             $  270       $  183
  Current portion of long-term debt             4            8
  Accrued costs on construction contracts     120          125
  Billings in excess of related costs
   and earnings                               122          132
  Accrued insurance costs                      84           81
  Other                                        62           63
                                           ------       ------
Total current liabilities                     662          592

Long-term debt, less current portion           18           13

Deferred income taxes                           2            1
Other liabilities                              67           70

Minority interest                              13           12

Preferred stock, no par value, 250,000 shares
 authorized, no shares outstanding              -            -
Redeemable common stock ($720 million aggregate
 Redemption value):
 Common stock, $.01 par value, 125 million
 shares authorized 34,876,718 and 35,692,820
 outstanding                                    -            -
 Additional paid-in capital                   175          161
 Accumulated other comprehensive income       (10)         (22)
 Retained earnings                            672          552
                                           ------       ------
Total redeemable common stock                 837          691
                                           ------       ------

                                           $1,599       $1,379
                                           ======       ======

See accompanying notes to consolidated financial statements.





                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                For the three years ended December 25, 1999





(dollars in millions)                         1999   1998   1997

Cash flows from operations:
  Net earnings                              $  165 $  136 $  155
  Adjustments to reconcile net earnings
   to net cash provided by operations:
    Depreciation and amortization               73     71     67
    Gain on sale of property, plant and
     equipment and other investments, net       (2)   (20)   (24)
    Equity (earnings) loss, net of
     distributions                             (13)     -     11
    Change in other noncurrent liabilities       -     (7)    18
    Deferred income taxes                       (1)     6      -
    Change in working capital items:
     Receivables                               (41)    (6)  (114)
     Unbilled contract revenue and contract
      costs in excess of related revenue        10      5    (39)
     Investment in construction joint ventures  (8)   (13)   (82)
     Other current assets                        9      -      7
     Accounts payable                           42     (6)    10
     Accrued construction costs and billings
      in excess of revenue on uncompleted
      contracts                                (16)    28    102
     Other liabilities                          (8)     5     23
     Other                                     (18)    (3)     8
                                            ------ ------ ------
Net cash provided by operations                192    196    142

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                          3     24     73
 Purchases of marketable securities             (7)    (7)   (39)
 Proceeds from sale of property, plant
  and equipment                                 32     25     36
 Capital expenditures                          (75)   (87)  (107)
 Investments and acquisitions, net of
  cash acquired                                (36)   (13)   (21)
 Additions to notes receivable                  (2)   (20)     -
 Payments received on notes receivable           5      5      -
                                            ------ ------ ------
Net cash used in investing activities          (80)   (73)   (58)


See accompanying notes to consolidated financial statements.





                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   For the three years ended December 25, 1999



(dollars in millions)                       1999   1998   1997
Cash flows from financing activities:
 Long-term debt borrowings                 $   5  $   4  $  12
 Short-term debt borrowings, net               -     (5)     -
 Payments on long-term debt                  (22)     -      -
 Issuances of common stock                    25     67     34
 Repurchases of common stock                 (39)   (35)    (2)
 Dividends paid                              (16)   (13)   (12)
 Exchange of Class C Stock for Level 3's
  Class D Stock, net                           -   (122)   (72)
 Change in outstanding checks in excess of
  funds on deposit                            43    (21)    17
                                           -----  -----  -----
Net cash used in financing activities         (4)  (125)   (23)

Effect of exchange rates on cash               3     (3)    (2)
                                           -----  -----  -----

Net change in cash and cash equivalents      111     (5)    59

Cash and cash equivalents at beginning
 of year                                     227    232    173
                                           -----  -----  -----

Cash and cash equivalents at end of year   $  338 $  227 $  232
                                           ====== ====== ======

Supplemental disclosures of cash flow information:
  Taxes paid                               $   95 $   91 $   94
  Interest paid                                 4      5      2

Non-cash financing activities:
  Conversion of convertible debentures to
   common stock                            $    - $  (10)$    -

See accompanying notes to consolidated financial statements.






                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Redeemable Common Stock and
                          Comprehensive Income
                For the three years ended December 25, 1999

                                                   Accumulated               Total
                           Redeemable  Additional    Other                 Redeemable
                             Common     Paid-in   Comprehensive   Retained   Common
                             Stock      Capital      Income       Earnings   Stock

Balance at December 28, 1996  $  1     $  100       $  (6)         $ 467     $ 562

Dividends (a)                    -          -           -            (13)      (13)
Issuance of stock                -         34           -              -        34
Repurchase of stock              -          -           -             (2)       (2)
Exchange of Class C Stock for
 Class D stock, net              -        (17)          -            (55)      (72)

Comprehensive income:
 Net earnings                    -          -           -            155       155
 Other comprehensive income:
 Foreign currency adjustment     -          -          (2)             -        (2)
 Change in unrealized holding
  loss, net of tax               -          -         (10)             -       (10)
                                                                             -----
Total other comprehensive income                                               (12)
                                                                             -----

Total comprehensive income                                                     143
                             -----      -----       -----          -----     -----
Balance at December 27, 1997     1        117         (18)           552       652
                             -----      -----       -----          -----     -----

Dividends (a)                    -          -           -            (13)      (13)
Issuance of stock                -         77           -              -        77
Repurchase of stock              -         (7)          -            (28)      (35)
Exchange of class C stock for
 Class D stock, net              -        (27)          -            (95)     (122)
Change in par value of
 common stock                   (1)         1           -              -         -

Comprehensive income:
 Net earnings                    -          -           -            136       136
 Other comprehensive income:
 Foreign currency adjustment     -          -          (1)             -        (1)
 Change in unrealized holding
  loss, net of tax               -          -          (3)             -        (3)
                                                                             -----

 Total other comprehensive income                                               (4)
                                                                             -----
Total comprehensive income                                                     132
                             -----      -----       -----           -----    -----
Balance at December 26, 1998     -        161         (22)            552      691
                             -----      -----       -----           -----    -----

See accompanying notes to consolidated financial statements.






                 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Redeemable Common Stock and
                           Comprehensive Income
                  For the three years ended December 25, 1999

                                                   Accumulated                 Total
                          Redeemable  Additional      Other                 Redeemable
                            Common     Paid-in    Comprehensive  Retained      Common
                             Stock     Capital        Income     Earnings      Stock

Dividends (a)                  -          -             -          (17)         (17)
Issuance of stock              -         25             -            -           25
Repurchase of stock            -        (11)            -          (28)         (39)

Comprehensive income:
 Net earnings                  -          -             -          165          165
 Other comprehensive income:
 Foreign currency adjustment   -          -             1            -            1
 Change in unrealized holding
   loss, net of tax            -          -            11            -           11
                                                                                ---
 Total other comprehensive income                                                12
                                                                                ---

Total comprehensive income                                                      177
                           -----      -----         -----        -----          ---
Balance at
 December 25, 1999         $   -      $ 175         $ (10)       $ 672        $ 837
                           =====      =====         =====        =====        =====

(a) Dividends include $.27, $.225 and $.20 for dividends declared in 1999, 1998 and 1997 but paid in January of the following year

See accompanying notes to consolidated financial statements.






                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

Peter Kiewit Sons', Inc. (the "Company") was formed by its
former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level 3"), in connection with a transaction (the "Transaction") intended to separate the Construction and Materials Businesses and the diversified business of Level 3 into two independent companies. On March 31, 1998, pursuant to the terms of a Separation Agreement between the Company, Level 3 and certain other parties (the "Separation Agreement"), Level 3 consummated the Transaction by: (i) transferring 100 shares of the $100 par value common stock ("KCG Stock") of Kiewit Construction Group Inc. ("KCG"),
representing all of the issued and outstanding shares of KCG Stock, as well as certain other assets and liabilities related to the construction and materials businesses which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company in exchange for 30,711,680 shares of the $.01 par value common stock of the Company ("Common Stock") (125 million shares authorized) and (ii) distributing 100% of its shares of the Common Stock to the holders of Level 3's $0.0625 par value Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock") as of March 31, 1998, in exchange for such shares of Class C Stock. Prior to the Transaction, the Company was a wholly-owned subsidiary of Level 3. As a result of the Transaction, the Company became owned by the former holders of Level 3's Class C Stock. Prior to consummation of the Transaction, Level 3's Class C Common stock was convertible to Level 3's Class D Common Stock ("Class D Stock"). As the Construction & Mining Group comprised all of the net assets and operations of the Company at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "the Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and subsidiaries in which it has control, which are engaged in enterprises primarily related to construction and materials. Investments in construction joint ventures and partnerships in which the Company exercises significant influence over operating and financial policies are accounted for by the equity method in the consolidated balance sheet. The Company accounts for its share of the operations of the construction joint ventures and partnerships on a pro rata basis in the consolidated statements of earnings. Investments in materials limited liability companies in which the Company exercises significant influence over operations and financial policies are accounted for by the equity method. The Company accounts for its share of a materials joint venture on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.



               PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

The Company uses the percentage of completion method of accounting on long-term construction contracts and joint ventures. Under the percentage of completion method, an estimated percentage for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated revenue. Provision is made for the entire amount of future estimated losses on contracts and joint ventures in progress; claims for additional contract compensation, however, are not reflected in the accounts until the year in which such claims are allowed. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

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

Long-Lived Assets:

The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of the present value of the estimated future operating cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.



              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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


                                          1999     1998     1997

Net earnings available to common
 stockholders (in millions)              $  165   $  136   $  155

Add:  Interest expense, net of tax effect,
 associated with convertible debentures       *        *        1
                                         ------   ------   ------

Net earnings for diluted shares          $  165   $  136   $  156
                                         ======   ======   ======

Total number of weighted average shares
 outstanding used to compute basic
 earnings per share (in thousands)       34,299   33,396   38,912

Additional dilutive shares assuming
 conversion of convertible debentures       753      432    1,764
                                         ------   ------   ------

Total number of shares used to compute
 diluted earnings per share              35,052   33,828   40,676
                                         ======   ======   ======

Net earnings
 Basic earnings per share                $ 4.81   $ 4.07   $ 4.00
                                         ======   ======   ======

 Diluted earnings per share              $ 4.71   $ 4.02   $ 3.84
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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

Fiscal Year:

The Company has a 52-53 week fiscal year which ends on the last
Saturday in December. 1999, 1998 and 1997 were all 52 week years.

Reclassifications:

When appropriate, items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation. Additionally, the 1998 and 1997 financial statements differ from those originally issued because of certain reclassifications related to the presentation of operating results of materials limited liability companies. Such reclassifications had no impact on redeemable common stock or net earnings.

3.  Disclosures about Fair Value of Financial Instruments:

The following methods and assumptions were used to determine classification and fair values of financial instruments:




             PETER KIEWIT SONS', INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.  Disclosures about Fair Value of Financial Instruments,
Continued:

Cash and Cash Equivalents:

Cash equivalents generally consist of funds invested in Wilmington Trust-Money Market Portfolio and highly liquid instruments purchased with original maturities of three months or less. The securities are stated at cost, which approximates fair value.

Outstanding checks in excess of funds on deposit in the amount of $100 million and $57 million at December 25, 1999 and December
26, 1998 have been reclassified to accounts payable.

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

The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable securities and marketable non-current investments at December 25, 1999 and December 26, 1998:

                                   Unrealized Unrealized
                        Amortized    Holding    Holding    Fair
(dollars in millions)     Cost        Gains      Losses   Value
1999
Marketable securities:
 U.S. debt securities    $  12        $   -      $   -   $  12
                         =====        =====      =====   =====

Non-current investments:
 Equity securities       $  12        $   -      $  (4)  $   8
                         =====        =====      =====   =====

1998
Marketable securities:
 U.S. debt securities    $   9        $   -      $   -   $   9
                         =====        =====      =====   =====

Non-current investments:
 Equity securities       $  30        $   -      $ (21)  $   9
                         =====        =====      =====   =====

For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were each less than $1 million in 1999, 1998 and 1997.

The contractual maturities of the debt securities are from one to five years.




               PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.  Disclosures about Fair Value of Financial Instruments,
Continued:

During 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to market value and a loss of $18 million was recognized in the Statement of Earnings. This investment had previously been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.

Retainage on Construction Contracts:

Receivables at December 25, 1999 and December 26, 1998 include approximately $90 million and $86 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $29 million and $26 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $15 million and $15 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

Long-term Debt:

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.





                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.  Investment in Construction Joint Ventures and Partnership:

The Company has entered into a number of construction joint venture arrangements and owns a 49% interest in a partnership, Aker-Gulf Marine. The partnership engages in the engineering, construction, fabrication and installation of steel and concrete structures. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

Summary joint venture and partnership financial information follows:

Financial Position (dollars in millions)        1999      1998

Total Joint Ventures and Partnership

 Current assets                                $  866    $  917
 Other assets (principally construction
  equipment)                                      105       145
                                               ------    ------
                                                  971     1,062

 Current liabilities                             (600)     (703)
                                               ------    ------

  Net assets                                   $  371    $  359
                                               ======    ======

Company's Share

 Equity in net assets                          $  192    $  199
 Receivable from joint ventures and
  Partnership                                      52        15
                                               ------    ------
                                                  244       214

 Less:  Construction partnership (note 5)         (47)      (24)
                                               ------    ------

  Investment in construction joint ventures    $  197    $  190
                                               ======    ======

-----------------------------------------------------------------

Operations (dollars in millions)        1999    1998    1997

Total Joint Ventures and Partnership

 Revenue                               $1,841  $2,237  $1,635
 Costs                                  1,692   2,082   1,461
                                       ------  ------  ------
  Operating income                     $  149  $  155  $  174
                                       ======  ======  ======

Company's Share

 Revenue                               $  908  $1,116  $  857
 Costs                                    833   1,024     753
                                       ------  ------  ------
  Operating income                     $   75  $   92  $  104
                                       ======  ======  ======

Depreciation is computed by the joint ventures and partnership using straight-line and declining balance methods over the estimated useful lives of the assets which range from 2 to 20 years.



                 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.  Other Assets:

Other assets consist of the following at December 25, 1999 and December 26, 1998:

(dollars in millions)                     1999             1998

Marketable securities (note 3)           $   8            $   9
Equity method investments                    5               14
Construction partnership (note 4)           47               24
Goodwill, net of accumulated amortization
 of $15 and $12                             40               26
Land option                                  2                -
Notes receivable                            15               18
                                         -----            -----
                                         $ 117            $  91
                                         =====            =====

The marketable securities are an investment in a publicly traded company.

The notes receivable are primarily non-interest bearing employee notes.

The equity method investments consists of a 33% interest in a concrete products business that is not publicly traded and does not have a readily determinable market value and a 40% interest in Pacific Rock Products, L.L.C. and a 40% interest in Pacific Rock Products Trucking, L.L.C. (formerly River City Machinery, L.L.C.) (collectively "Pacific Rock") in 1998 and 1997. In 1999, Pacific Rock became a wholly-owned subsidiary. Pacific Rock is engaged in the mining of rock products.

Financial data relating to the equity method investments are summarized below:

(dollars in millions)                   1999     1998     1997

Current assets                         $  11    $  28
Property, plant and equipment, net         6       38
Other noncurrent assets                    -        1
                                       -----    -----
                                          17       67
                                       -----    -----

Current liabilities                       (4)     (11)
Noncurrent liabilities                     -      (13)
                                       -----    -----

 Net assets                            $  13    $  43
                                       =====    =====

Equity in net assets                   $   5    $  14
                                       =====    =====

Revenue                                $  37    $  80    $  81
                                       =====    =====    =====
Gross margin                           $   7    $  21    $  19
                                       =====    =====    =====
Net earnings                           $   3    $  16    $  13
                                       =====    =====    =====
Equity in net earnings                 $   1    $   6    $   5
                                       =====    =====    =====




                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.  Long-Term Debt:

At December 25, 1999 and December 26, 1998, long-term debt consisted of the following:

(dollars in millions)                             1999      1998

7.35% - 8.03% Convertible debentures, 2007-2009  $  14     $   8
BICC Cables Corp. note                               -         6
Stockholder notes and other                          8         7
                                                 -----     -----
                                                    22        21
Less current portion                                 4         8
                                                 -----     -----
                                                 $  18     $  13
                                                 =====     =====

The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. At December 25, 1999, 1,032,069 shares of stock were reserved for future conversions.

In 1997, the Company borrowed $6 million from BICC Cables Corp. ("BICC"). BICC is affiliated with a joint venture partner of the Company. The note was paid in full in 1999 and required quarterly interest payments at a rate equal to one month LIBOR. The proceeds from the note were used for working capital requirements.

In 1998, $9 million of convertible debentures were converted to common stock.

Scheduled maturities of long-term debt are as follows (in millions): 2000 - $4; 2001 - $1; 2002 - $1; 2003 - $0; 2004 - $0
and 2005 and thereafter - $16.




                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.  Income Taxes:

An analysis of the income tax (provision) benefit relating to earnings for the three years ended December 25, 1999 follows:

(dollars in millions)             1999       1998       1997
Current:
 U.S. federal                   $  (85)    $  (55)    $  (88)
 Foreign                            (4)        (5)        (9)
 State                             (12)       (12)       (10)
                                ------     ------     ------
                                  (101)       (72)      (107)

Deferred:
 U.S. federal                        5         (8)         1
 Foreign                            (2)         2         (1)
 State                              (2)         -          -
                                ------     ------     ------
                                     1         (6)         -
                                ------     ------     ------
                                $ (100)    $  (78)    $ (107)
                                ======     ======     ======

The United States and foreign components of earnings, for tax reporting purposes, before minority interest and income taxes follows:

(dollars in millions)             1999       1998       1997
United States                   $  267     $  213     $  228
Foreign                             (1)         2         36
                                ------     ------     ------
                                $  266     $  215     $  264
                                ======     ======     ======

A reconciliation of the actual (provision) benefit for income taxes and the tax computed by applying the U.S. federal rate
(35%) to the earnings before minority interest and income taxes for the three years ended December 25, 1999 follows:

(dollars in millions)             1999       1998       1997
Computed tax at statutory rate  $  (93)    $  (75)    $  (92)
State income taxes                  (9)        (7)        (8)
Prior year tax adjustments           2          -         (5)
Other                                -          4         (2)
                                ------     ------     ------
                                $ (100)    $  (78)    $ (107)
                                =======    ======     ======

Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries, are not expected to be material.



                 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.  Income Taxes, Continued:

The components of the net deferred tax assets for the years ended
December 25, 1999 and December 26, 1998 were as follows:

(dollars in millions)                    1999             1998
Deferred tax assets:
 Construction accounting               $   26           $   27
 Investments in construction
  joint ventures                           24               27
 Insurance claims                          34               33
 Compensation - retirement benefits         2                8
 Other                                      9                2
                                       ------           ------
Total deferred tax assets                  95               97

Deferred tax liabilities:
 Asset bases/accumulated depreciation      15               14
 Other                                     22               20
                                       ------           ------
Total deferred tax liabilities             37               34
                                       ------           ------
Net deferred tax assets                $   58           $   63
                                       ======           ======

8.  Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in the cost of revenue. Under federal law, The Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

Approximately 16% of the employees of the Company are covered under the Company's profit sharing plan. The expense related to the profit sharing plan was $4 million in 1999, $3 million in 1998 and $5 million in 1997.

9.  Redeemable Common Stock:

Ownership of Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the Common Stock. The Company is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, for the three years ended December 25, 1999, were as follows:

       Balance at December 28, 1996                44,026,564
       Shares issued in 1997                        3,575,696
       Shares repurchased in 1997                  (7,072,888)
                                                  -----------
       Balance at December 27, 1997                40,529,372
       Shares issued in 1998                        6,852,196
       Shares repurchased in 1998                 (11,688,748)
                                                  -----------
       Balance at December 26, 1998                35,692,820
       Shares issued in 1999                        1,622,550
       Shares repurchased in 1999                  (2,438,652)
                                                  -----------
       Balance at December 25, 1999                34,876,718
                                                  ===========



                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

Segment Data                     1999                     1998                   1997
(dollars in millions)  Construction  Materials  Construction Materials  Construction Materials

Revenue
 External customers      $3,594        $422       $3,057       $346       $2,474       $290
 Intersegment                 -          10            -          6            -          8
                         ------      ------       ------     ------       ------     ------

  Total revenues          3,594         432        3,057        352        2,474        298
 Equity earnings
  adjustment (1)              -          (3)           -        (24)           -        (22)
 Elimination of intersegment
  revenues                    -         (10)           -         (6)           -         (8)
                         ------      ------       ------     ------       ------     ------

   Total consolidated
    revenues             $3,594        $419       $3,057       $322       $2,474       $268
                         ======      ======       ======     ======       ======     ======
Depreciation and
 amortization            $   56        $ 17       $   65       $  6       $   61       $  6
                         ======      ======       ======     ======       ======     ======

Operating earnings       $  178        $ 36       $  124       $ 18       $  178       $  8
                         ======      ======       ======     ======       ======     ======

(1) Adjust revenue of limited liability companies accounted for by the equity method.

Geographic Data (dollars in millions)        1999    1998    1997

Revenue, by location of services provided:
 United States                             $3,907  $3,282  $2,572
 Canada                                        87      77      90
 Other                                         19      20      80
                                           ------  ------  ------
                                           $4,013  $3,379  $2,742
                                           ======  ======  ======

Long-lived assets:
 United States                             $  239  $  208
 Canada                                         4       4
                                           ------  ------
                                           $  243  $  212
                                           ======  ======

During 1999, the Company earned 21.7% of revenues from a single customer.



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11.  Management Fees:

The Company manages certain coal mines for Level 3. Fees for these services were $33 million in 1999, $34 million in 1998 and $32 million in 1997. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires next year, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

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



                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.  Other Comprehensive Income:

Other comprehensive income consisted of the following (dollars in millions):


                                                        Tax
                                                     (Expense)
                                        Before Tax   of Benefit   After Tax

For the year ended December 27, 1997
Foreign currency translation adjustments  $  (3)       $   1       $  (2)
                                          -----        -----       -----
Unrealized holding loss:
 Unrealized holding losses arising during
  the period                                (14)           5          (9)
 Plus reclassification adjustment for gains
  realized in net earnings                   (1)           -          (1)
                                          -----        -----       -----

                                            (15)           5         (10)
                                          -----        -----       -----

Other comprehensive income
 December 27, 1997                        $ (18)       $   6       $ (12)
                                          =====        =====       =====

For the year ended December 26, 1998
Foreign currency translation adjustments  $  (2)       $   1       $  (1)
                                          -----        -----       -----

Unrealized holding loss:
 Unrealized holding losses arising during
  the period                                 (4)           1          (3)
 Plus reclassification adjustment for gains
  realized in net earnings                    -            -           -
                                          -----        -----       -----
                                             (4)           1          (3)
                                          -----        -----       -----

Other comprehensive income
 December 26, 1998                        $  (6)       $   2       $  (4)
                                          =====        =====        =====

For the year ended December 25, 1999
Foreign currency translation adjustments  $   1        $   -       $   1
                                          -----        -----       -----

Unrealized holding loss:
 Unrealized holding losses arising
  during period                              (1)           -          (1)
 Less reclassification adjustment for losses
  realized in net earnings                   18           (6)         12
                                          -----        -----       -----
                                             17           (6)         11
                                          -----        -----       -----

Other comprehensive income
 December 25, 1999                        $  18        $  (6)      $  12
                                          =====        =====       =====




                PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.  Other Comprehensive Income, Continued:

Accumulated other comprehensive income consisted of the following
(dollars in millions):

                              Foreign       Unrealized       Accumulated
                             Currency         Holding           Other
                            Translation     Gain/(Loss)     Comprehensive
                            Adjustments    on Securities        Income

Balance at December 28, 1996  $  (5)          $  (1)           $  (6)

Change during the year           (2)            (10)             (12)
                              -----           -----            -----

Balance at December 27, 1997     (7)            (11)             (18)

Change during the year           (1)             (3)              (4)
                              -----           -----            -----

Balance at December 26, 1998     (8)            (14)             (22)

Change during the year            1              11               12
                              -----           -----            -----

Balance at December 25, 1999  $  (7)          $  (3)           $ (10)
                              =====           =====            =====

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

On February 28, 1999, the Company purchased the remaining 60% of a materials operation in the Portland, Oregon/Vancouver, Washington area. Goodwill recognized on the purchase is being amortized over 20 years. Had the results of operations of this acquisition been consolidated for the periods prior to acquisition, there would have been no material impact to the Company's results.

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

The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancellable operating leases during the next 20 years aggregate $32 million.

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of December 25, 1999, the Company had outstanding letters of credit of approximately $201 million.


              PETER KIEWIT SONS', INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


14.  Subsequent Events:

The Company has filed various documents with the Securities and Exchange Commission pursuant to which the Company is proposing to spin-off the Materials Business to its shareholders in a transaction that is intended to be tax-free for U.S. Federal income tax purposes.




Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosures.

     None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission. However, certain information is set forth in
Item 4A "Executive Officers of the Registrant" above.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

1.  Consolidated Financial Statements as of December 25, 1999 and
December 26, 1998 and for the three years ended December 25, 1999:

Report of Independent Accountants dated March 17, 2000 of
PricewaterhouseCoopers LLP
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules for the three years ended
December 25, 1999:

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

3. Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit
Number   Description

3.1      Restated Certificate of Incorporation, effective June
         19, 1999 (Exhibit 3.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1999).

3.2      Amended and Restated By-laws, effective June 19, 1999
         (Exhibit 3.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1999).

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

4.3      Form of Debenture (Exhibit 4.4 to the Company's
         Registration Statement on Form S-8 filed October 5,
         1998).

4.4      Form of Repurchase Agreement for Convertible Debentures
         (Exhibit 4.5 to the Company's Registration Statement on
         Form S-8 filed October 5, 1998).

21       List of Subsidiaries of the Company.

27       Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the last quarter of 1999.





                    Report of Independent Accountants



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.



Our audits of the consolidated financial statements referred to in our report dated March 17, 2000 appearing on page 12 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Omaha, Nebraska
March 17, 2000


                                                     Schedule II


             Valuation and Qualifying Accounts and Reserves



                                Additions     Amounts
                       Balance  Charged to    Charged            Balance
                      Beginning Costs and       to               End of
(dollars in millions) Of Period  Expenses     Reserves  Other    Period

Year ended December 25, 1999

Allowance for doubtful
 trade accounts        $   5     $  3         $  (1)    $  -      $  7

Reserves:
 Insurance claims         81       23           (20)       -        84

Year ended December 26, 1998

Allowance for doubtful
 trade accounts        $   9     $   -        $  (4)    $  -      $  5

Reserves:
 Insurance claims         76        15          (10)       -        81

Year ended December 27, 1997

Allowance for doubtful
 trade accounts        $ 17      $  3         $ (11)    $  -       $ 9

Reserves:
 Insurance claims        81         7           (12)       -        76



                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PETER KIEWIT SONS', INC.

                                 By: /s/  Tobin A. Schropp
Date: March 17, 2000             Tobin A. Schropp, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                   Title                                  Date


/s/ Kenneth E. Stinson   Chairman of the Board and President
                         (Principal Executive Officer)       March 17, 2000
Kenneth E. Stinson

/s/ Kenneth M. Jantz      Vice President
                          (Principal Financial Officer)      March 17, 2000
Kenneth M. Jantz

/s/ Rodney K. Rosenthal   Controller
                          (Principal Accounting Officer)     March 17, 2000
Rodney K. Rosenthal

/s/ Mogens C. Bay         Director                           March 17, 2000
Mogens C. Bay

/s/ Roy L. Cline          Director                           March 17, 2000
Roy L. Cline

/s/ Richard W. Colf       Director                           March 17, 2000
Richard W. Colf

/s/ James Q. Crowe        Director                           March 17, 2000
James Q. Crowe

/s/ Richard Geary         Director                           March 17, 2000
Richard Geary

/s/ Bruce E. Grewcock     Director                           March 17, 2000
Bruce E. Grewcock

/s/ William L. Grewcock   Director                           March 17, 2000
William L. Grewcock

/s/ Peter Kiewit, Jr.     Director                           March 17, 2000
Peter Kiewit, Jr.

/s/ Allan K. Kirkwood     Director                           March 17, 2000
Allan K. Kirkwood

/s/ Walter Scott, Jr.     Director                           March 17, 2000
Walter Scott, Jr.

/s/ George B. Toll, Jr.   Director                           March 17, 2000
George B. Toll, Jr.