Form 10-Q
period 2000-03-30
PETER KIEWIT SONS INC /DE/
filed 2000-05-15
CIK 1044430

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                     Commission file number
             March 31, 2000                                    000-23943

                                PETER KIEWIT SONS', INC.
               (Exact name of registrant as specified in its charter)

            Delaware                                    91-1842817
     (State of Incorporation)            (I.R.S. Employer Identification No.)

      Kiewit Plaza, Omaha Nebraska                                68131
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

     The number of shares outstanding of each of the registrant's classes of common stock as of May 15, 2000:

                     Title of Class                Shares Outstanding

             Common Stock, $0.01 par value              31,874,772



                          PETER KIEWIT SONS', INC.

                                  Index

                                                                         Page
_____________________________________________________________________________

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements.

     Consolidated Condensed Statements of Earnings for the three months
       ended March 31, 2000 and 1999                                        1
     Consolidated Condensed Balance Sheets as of March 31, 2000 and
       December 25, 1999                                                    2
     Consolidated Condensed Statements of Cash Flows for the three months
       ended March 31, 2000 and 1999                                        3
     Notes to Consolidated Condensed Financial Statements                   4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                    9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.     11

                        PART II - OTHER INFORMATION
                        ---------------------------


Item 6.     Exhibits and Reports on Form 8-K.                              12

Signatures                                                                 12

Index to Exhibits                                                          13
_____________________________________________________________________________


                            PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                              PETER KIEWIT SONS', INC.

                     Consolidated Condensed Statements of Earnings
                                     (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        --------------------
(dollars in millions, except per share data)               2000         1999
----------------------------------------------------------------------------
Revenue                                                 $ 1,083        $ 773
Cost of revenue                                          (1,032)        (730)
                                                        -------        -----
                                                             51           43

General and administrative expenses                         (45)         (43)
                                                        -------        -----
Operating earnings                                            6            -

Other income (expense):
Investment income and equity earnings                         6            5
Interest expense                                              -           (1)
Other, net                                                   12           16
                                                        -------        -----
                                                             18           20
                                                        -------        -----

Earnings before income taxes                                 24           20

Provision for income taxes                                  (10)          (8)
                                                        -------        -----

Net earnings                                            $    14        $  12
                                                        =======        =====

Net earnings per share:
  Basic                                                 $   .43       $  .35
                                                        =======       ======
  Diluted                                               $   .42       $  .34
                                                        =======       ======
____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.


                              PETER KIEWIT SONS', INC.

                        Consolidated Condensed Balance Sheets


                                                  March 31,      December 25,
                                                    2000             1999
(dollars in millions)                           (unaudited)
_____________________________________________________________________________
Assets

Current assets:
  Cash and cash equivalents                          $  232            $  338
  Marketable securities                                  15                12
  Receivables, less allowance of $6 and $7              410               507
  Unbilled contract revenue                             134                73
  Contract costs in excess of related revenue            38                31
  Investment in construction joint ventures             187               197
  Deferred income taxes                                  61                60
  Other                                                  27                21
                                                     ------            ------
Total current assets                                  1,104             1,239

Property, plant and equipment, less accumulated
  depreciation and amortization of $517 and $508        261               243
Other assets                                            120               117
                                                     ------            ------
                                                     $1,485            $1,599
                                                     ======            ======
Liabilities and redeemable common stock

Current liabilities:
  Accounts payable, including retainage
    of $50 and $50                                   $  208            $  270
  Current portion of long-term debt                       2                 4
  Accrued costs on construction contracts               131               120
  Billings in excess of related costs and earnings      119               122
  Accrued insurance costs                                89                84
  Other                                                  45                62
                                                     ------            ------
Total current liabilities                               594               662

Long-term debt, less current portion                     17                18
Deferred income taxes                                     4                 2
Other liabilities                                        66                67
Minority interest                                        14                13
                                                     ------            ------
  Total liabilities                                     695               762

Preferred stock, no par value, 250,000 shares authorized,
  no shares outstanding                                   -                 -
Redeemable common stock ($658 million aggregate redemption value):
  Common stock, $0.01 par value; 125 million
    shares authorized 31,918,732 and
    34,876,718 shares outstanding                         -                 -
  Additional paid-in capital                            160               175
  Accumulated other comprehensive income                (10)              (10)
  Retained earnings                                     640               672
                                                     ------            ------
Total redeemable common stock                           790               837
                                                     ------            ------
                                                     $1,485            $1,599
                                                     ======            ======
_____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.



                                 PETER KIEWIT SONS', INC.

                        Consolidated Condensed Statements of Cash Flows
                                       (unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                         --------------------
(dollars in millions)                                     2000          1999
_____________________________________________________________________________


Cash flows from operations:
  Net cash provided by operations                       $   33        $   80

Cash flows from investing activities:
  Purchases of marketable securities                         -            (3)
  Proceeds from sales of property, plant and equipment       4            13
  Acquisitions                                             (31)            -
  Distributions from investees                               -             4
  Capital expenditures                                     (21)          (16)
                                                        ------        ------
      Net cash used in investing activities                (48)           (2)

Cash flows from financing activities:
  Long-term debt payments                                   (2)           (2)
  Repurchases of common stock                              (62)          (29)
  Dividends paid                                            (8)           (8)
  Change in outstanding checks in excess of
    funds on deposit                                       (19)           (4)
                                                        ------        ------
    Net cash used in financing activities                  (91)          (43)
                                                        ------        ------

Net (decrease) increase in cash and cash equivalents      (106)           35

Cash and cash equivalents at beginning of period           338           227
                                                        ------        ------

Cash and cash equivalents at end of period              $  232        $  262
                                                        ======        ======

Noncash investing activities:
  Issuance of debt for materials acquisitions           $    -         $  42
____________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (the "Company") at December 25, 1999 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K.

Receivables at March 31, 2000 and December 25, 1999 include approximately $105 million and $90 million of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $34 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in receivables are $11 million and $15 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.


2.  Earnings Per Share:

Basic earnings per share has been computed using the weighted average number of shares outstanding during each period. Diluted earnings per share give effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2000        1999
                                                           ------------------

Net earnings available to common
  shareholders (in millions)                               $   14      $   12

Add:  Interest expense, net of tax effect, associated with
  convertible debentures                                        *           *
                                                           ------      ------

Net earnings for diluted shares                            $   14      $   12
                                                           ======      ======

Total number of weighted average shares outstanding
  used to compute basic earnings per share (in thousands)  32,344      33,872

Additional dilutive shares assuming conversion of
  convertible debentures                                    1,029         707
                                                           ------      ------

Total number of shares used to compute diluted earnings
  per share                                                33,373      34,579
                                                           ======      ======

Net earnings
  Basic earnings per share                                 $  .43      $  .35
                                                           ======      ======

  Diluted earnings per share                               $  .42      $  .34
                                                           ======      ======

* Interest expense attributable to convertible debentures was less than $.5 million.

3.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
(dollars in millions)                                     2000         1999
----------------------------------------------------------------------------

Net earnings                                               $14           $12
Other comprehensive income, before tax:
Foreign currency translation adjustments                     -             2
Income tax expense related to items of
  other comprehensive income                                 -            (1)
                                                           ---           ---
Comprehensive income                                       $14           $13
                                                           ===           ===

4.  Segment Data:

The Company is managed and operated in two segments, Construction and Materials. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. The Materials segment primarily operates in the Southwest and Northwest portions of the United States. This segment produces construction materials primarily for sale to the private sector including ready-mix concrete, asphalt, sand and gravel, landscaping materials and railroad ballast.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Investment income, interest expense, mine management fees and income taxes have been excluded from segment operations. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                    March 31,                  March 31,
                                      2000                       1999
                            -----------------------   -----------------------
(dollars in millions)       Construction  Materials   Construction  Materials
-----------------------------------------------------------------------------
Revenue
  External customers             $991        $ 92         $682         $ 93
  Intersegment                      -           4            -            2
                                 ----        ----         ----         ----
      Total revenues              991          96          682           95

  Equity earnings adjustment (1)    -           -            -           (2)
  Elimination of intersegment
    revenues                        -          (4)           -           (2)
                                 ----        ----         ----         ----

Total consolidated revenues      $991        $ 92         $682         $ 91
                                 ====        ====         ====         ====
Depreciation and amortization    $ 12        $  5         $ 12         $  2
                                 ====        ====         ====         ====

Operating earnings               $  2        $  4         $ (6)        $  6
                                 ====        ====         ====         ====
_____________________________________________________________________________

(1) Adjust revenue of limited liability companies accounted for by the equity method.

During the first quarter 2000 and 1999, the Company earned 38.5% and 18.2%, respectively of revenues from a single customer.

5.  Other Matters:

In connection with the spin-off of the Company from Level 3 Communications, Inc. ("Level 3") in 1998, various agreements were entered into including a Separation Agreement, a Tax-Sharing Agreement and an amended Mine Management Agreement.

The Separation Agreement provides for the allocation of certain risks and responsibilities between Level 3 and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Level 3 financial responsibility for liabilities arising out of the non-construction businesses.

The Tax Sharing Agreement provides, with respect to periods, or portions thereof, ending on or before the closing date of the spin-off that Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the spin-off was determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the spin-off or made in the Tax-Sharing Agreement. If the spin-off was determined to be taxable for any other reason, those taxes would be allocated 50% to Level 3 and 50% to the Company. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the spin-off was determined to be taxable in order to take into account the fact that the spin-off is taxable to the holders of Common Stock.

The amended Mine Management Agreement, pursuant to which the Company provides mine management and related services to Level 3's coal mining operations, provides the Company with a right of offer in the event that Level 3 would determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Company at the price that Level 3 would seek to sell the properties to a third party. If the Company declined to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If Level 3 sold the properties to a third party, thus terminating the Mine Management Agreement, it would be required to pay the Company an amount equal to the discounted present value of the Mine Management Agreement, determined, if necessary, by an appraisal process.

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

6.  Subsequent Events:

The Company has filed various documents with the Securities and Exchange Commission pursuant to which the Company is proposing to spin-off its materials business to its shareholders in a transaction that is generally intended to be tax-free for U.S. Federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


       Results of Operations - First Quarter 2000 vs. First Quarter 1999

     This document contains forward looking statements and information that are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks or uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

     Revenue from each of the Company's segments was (in millions):

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       2000         1999
                                                      ------       ------

Construction                                          $  991       $  682
Materials                                                 92           91
                                                      ------       ------
                                                      $1,083       $  773
                                                      ======       ======

     Construction. Construction revenue for the first quarter of 2000 increased $309 million or 45% from the same period in 1999. The increase is due to favorable market conditions in the business sectors that the Company operates.

     Contract backlog at March 31, 2000 was $3.6 billion of which 8% is attributable to foreign operations located primarily in Canada. Domestic projects are spread geographically throughout the U.S.

     Margins, as a percentage of revenue, for the first quarter of 2000 decreased to 4.5% compared to 5.1% for the same period in 1999. The decrease is attributed to higher than anticipated costs on certain large complex projects. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts and the state of completion of individual projects.

     Materials. Revenues increased $1 million or 1% in the first quarter to $92 million as compared to $91 million for the same time period in 1999. The increase is primarily due to a 4% improvement in average sales prices and the inclusion of additional revenues of $9 million from acquired companies. Offsetting the increases were declines in unit volumes for aggregate and asphalt sales. Aggregate sales were unfavorably impacted by customer scheduling at certain quarries and a softening of market demand in the Northwest. Asphalt sales declined, as the Company became more selective in supplying the market in an effort to improve product margins.

     Margins decreased to 7% in the first quarter of 2000 as compared to 9% in the first quarter of 1999. Increases in asphalt oil prices and fuel costs unfavorably impacted operating margins. The fixed cost nature of certain quarry costs also caused lower margins at those sites with reduced aggregate sales.

     General and Administrative Expenses. General and administrative expenses ("G&A"), for the three months ended March 31, 2000 increased $2 million to $45 million when compared to the same period in 1999. The increase was attributed to increased costs related to higher construction revenues. As a percentage of revenue, G&A decreased from 5.6% in 1999 to 4.2% in 2000 as a proportionate increase in administration costs were not necessary to support the Company's revenue growth.

     Investment Income and Equity Earnings. Investment income for the first quarter 2000 increased $1 million to $6 million as compared to the same period in 1999. An increase in interest income due to higher interest rates was responsible for the improved results.

     Other, net. Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets. Gains on sales of property, plant and equipment decreased $3 million in the first quarter of 2000 when compared to the same period in 1999. The decrease is due to a decline in sales of excess construction equipment.

     The Company manages three active coal mines for Level 3. Fees for these services for the first quarter 2000 were $8 million as compared to $7 million for the same period in 1999. The increase is due to timing of revenues generated from a coal customer and decreased cost of mining at one of the mines. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires this year, adjusted operating earnings at the mines will decrease substantially, thereby similarly decreasing the management fee earned by the Company.

     Additionally, the Minerals Management Service and Montana Department of Revenue have issued separate assessments to the Level 3 mines for the underpayment of royalties and production taxes. Level 3 is vigorously contesting these assessments. On May 9, 2000, the Montana Supreme Court issued an order dismissing the assessment of the Montana Department of Revenue. The Montana Department of Revenue has until May 23, 2000 to file a Petition for Rehearing with the Montana Supreme Court. The Minerals Management Service assessment is still pending, and if Level 3 is ultimately required to pay this assessment, the payment could materially decrease future mine management fees, but will not affect fees previously received.

     Provision for income taxes. The effective income tax rates during the first quarter 2000 and 1999 were 40%. These rates differ from the federal statutory rate of 35% primarily due to state income taxes.


                         Financial Condition - March 31, 2000

     Cash and cash equivalents decreased $106 million to $232 million at March 2000 from $338 million at December 1999. The decrease reflects net cash provided by operations of $33 million offset by net cash used in investing activities of $48 million and $91 million used in financing activities.

     The net cash and cash equivalents generated from operating activities of $33 million represented a decrease of $47 million from the same period in 1999. Although net income was up, the decrease was due primarily to working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, state of completion and terms of individuals contracts which are reflected in changes in current assets and liabilities.

     Net cash used in investing activities in the first quarter of 2000 increased by $46 million to $48 million as compared to the first quarter of 1999. This increase was due to increases in acquisitions of $31 million and capital expenditures of $5 million and decreases in proceeds from the sale of property, plant and equipment of $9 million and distributions from investees of $4 million. These changes were partially offset by a decrease in purchases of marketable securities of $3 million.

     Net cash used in financing activities in the first quarter of 2000 increased by $48 million to $91 million as compared to the same time period in 1999. This increase was due to additional repurchases of common stock of $33 million and change in outstanding checks in excess of funds on deposit of $15 million.

     The Company anticipates investing between $50 and $100 million annually in its construction and materials businesses. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. Currently the Company has no material firm binding purchase commitments related to the investments described in Note 5 of the financial statements other than meeting the normal course of business needs of the construction partnership as well as other construction joint ventures. The current portion of long-term debt is $4 million. The Company paid dividends during the first quarter 2000 and 1999 of $8 million and $8 million, respectively. These amounts are determined by the Board of Directors and are paid in January and May of each year. The Company also has the commitment to repurchase stock at any time during the year from shareholders. The Company's current financial condition and borrowing capacity, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities.

     Management has proposed to separate its materials and construction businesses in the form of a spin-off. The spin will result in a decrease in equity, revenue and net income for the Company, but it is not expected to unfavorably impact liquidity of the Company reflective to future needs. The construction operations have historically generated cash flows sufficient to fund their operations and it is expected that this trend will continue.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

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

                              PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K.

             Exhibit
             Number             Description
             -------            -----------

               27               Financial Data Schedule


          (b)  Reports on Form 8-K.

     Current Report on Form 8-K dated January 14, 2000, reporting the potential spin-off of the Company's materials business, which Report was filed with the Securities and Exchange Commission on January 18, 2000.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PETER KIEWIT SONS', INC.




Date: May 15, 2000             /s/  Kenneth M. Jantz
                               ---------------------------
                               Kenneth M. Jantz
                               Vice President and Principal Financial Officer



                               PETER KIEWIT SONS', INC.

                                  INDEX TO EXHIBITS

  Exhibit
     No.
  -------

    27       Financial Data Schedule (For electronic filing purposes only)