Form 10-Q
period 2000-06-30
PETER KIEWIT SONS INC /DE/
filed 2000-08-08
CIK 1044430

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                 Commission file number
           JUNE 30, 2000                                000-23943

                            PETER KIEWIT SONS', INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    91-1842817
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     KIEWIT PLAZA, OMAHA NEBRASKA                           68131
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

                  The number of shares outstanding of each of the registrant's classes of common stock as of August 8, 2000:

     Title of Class                                  Shares Outstanding
Common Stock, $0.01 par value                             31,844,872

                            PETER KIEWIT SONS', INC.

                                      Index

                                                                                                             Page
-------------------------------------------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Condensed Statements of Earnings for the three and six months
                  ended June 30, 2000 and 1999                                                                 1
          Consolidated Condensed Balance Sheets as of June 30, 2000 and
                  December 25, 1999                                                                            2
          Consolidated Condensed Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999                                                                 3
          Notes to Consolidated Condensed Financial Statements                                                 4

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                                  10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.                                          13


                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.                                                14

Item 6.   Exhibits and Reports on Form 8-K.                                                                   14

Signatures                                                                                                    14

Index to Exhibits                                                                                             15
-------------------------------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                            PETER KIEWIT SONS', INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)






                                                     Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                    ---------------------         -----------------------
(dollars in millions, except per share data)           2000          1999            2000            1999
---------------------------------------------------------------------------------------------------------
Revenue                                             $ 1,313         $ 996         $ 2,396         $ 1,769
Cost of revenue                                      (1,207)         (923)         (2,239)         (1,653)
                                                    -------         -----         -------         -------
                                                        106            73             157             116

General and administrative expenses                     (44)          (32)            (89)            (75)
                                                    -------         -----         -------         -------
Operating earnings                                       62            41              68              41

Other income (expense):
   Investment income and equity earnings                  4             3              10               7
   Interest expense                                      (1)           --              (1)             (1)
   Other, net                                            18            14              30              31
                                                    -------         -----         -------         -------
                                                         21            17              39              37
                                                    -------         -----         -------         -------

Earnings before income taxes                             83            58             107              78

Provision for income taxes                              (33)          (23)            (43)            (31)
                                                    -------         -----         -------         -------

Net earnings                                        $    50         $  35         $    64         $    47
                                                    =======         =====         =======         =======

Net earnings per share:
  Basic                                             $  1.57         $1.04         $  2.01         $  1.39
                                                    =======         =====         =======         =======

  Diluted                                           $  1.52         $1.02         $  1.95         $  1.36
                                                    =======         =====         =======         =======

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                            PETER KIEWIT SONS', INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  June 30,     December 25,
                                                                    2000           1999
(dollars in millions)                                           (unaudited)
--------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                       $   288         $   338
  Marketable securities                                                 5              12
  Receivables, less allowance of $7 and $7                            494             507
  Unbilled contract revenue                                           152              73
  Contract costs in excess of related revenue                          47              31
  Investment in construction joint ventures                           163             197
  Deferred income taxes                                                61              60
  Other                                                                28              21
                                                                  -------         -------
Total current assets                                                1,238           1,239

Property, plant and equipment, less accumulated
  depreciation and amortization of $518 and $508                      278             243
Other assets                                                          129             117
                                                                  -------         -------
                                                                  $ 1,645         $ 1,599
                                                                  =======         =======

Liabilities and redeemable common stock

Current liabilities:
  Accounts payable, including retainage of $47 and $50            $   239         $   270
  Current portion of long-term debt                                     2               4
  Accrued costs on construction contracts                             161             120
  Billings in excess of related costs and earnings                    175             122
  Accrued insurance costs                                              93              84
  Other                                                                45              62
                                                                  -------         -------
Total current liabilities                                             715             662

Long-term debt, less current portion                                   18              18
Deferred income taxes                                                   4               2
Other liabilities                                                      66              67
Minority interest                                                      13              13
                                                                  -------         -------
      Total liabilities                                               816             762

Redeemable common stock ($648 million aggregate
    redemption value):
Preferred stock, no par value, 250,000 shares authorized,
    no shares outstanding                                              --              --
Common stock, par $0.01; 125 million shares authorized
          and 31,846,072 and 34,876,718 shares outstanding             --              --
    Additional paid-in capital                                        159             175
    Accumulated other comprehensive income                            (11)            (10)
    Retained earnings                                                 681             672
                                                                  -------         -------
Total redeemable common stock                                         829             837
                                                                  -------         -------
                                                                  $ 1,645         $ 1,599
                                                                  =======         =======

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                            PETER KIEWIT SONS', INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                         June 30,
                                                                   ---------------------
(dollars in millions)                                                2000          1999
---------------------------------------------------------------------------------------
Cash flows from operations:
  Net cash provided by operations                                   $ 114         $ 113

Cash flows from investing activities:
  Proceeds from sales and maturities of
      marketable securities                                             9             1
  Purchases of marketable securities                                   (2)           (4)
  Proceeds from sales of property, plant and equipment                 14            20
  Acquisitions, net of cash acquired                                  (37)          (33)
  Distributions from investees                                         --             2
  Capital expenditures                                                (53)          (33)
  Additions to notes receivable                                        (4)           --
  Payments received on notes receivable                                 1             1
                                                                    -----         -----
      Net cash used in investing activities                           (72)          (46)

Cash flows from financing activities:
  Payments on long-term debt                                           (2)          (16)
  Issuance of common stock                                             --            25
  Repurchases of common stock                                         (63)          (37)
  Dividends paid                                                      (18)          (16)
  Change in outstanding checks in excess of funds on deposit           (9)           (3)
                                                                    -----         -----
      Net cash used in financing activities                           (92)          (47)
                                                                    -----         -----

Net (decrease) increase in cash and cash equivalents                  (50)           20

Cash and cash equivalents at beginning of period                      338           227
                                                                    -----         -----

Cash and cash equivalents at end of period                          $ 288         $ 247
                                                                    =====         =====

Noncash investing activities:
  Issuance of debt for materials acquisitions                       $   2         $  --

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

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

         Receivables at June 30, 2000 and December 25, 1999 include approximately $102 million and $90 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $33 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $10 million and $15 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

         The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

                            PETER KIEWIT SONS', INC.

2.       EARNINGS PER SHARE:

         Basic earnings per share has been computed using the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.


                                                   Three Months Ended             Six Months Ended
                                                         June 30,                     June 30,
                                                 -----------------------       -----------------------
                                                   2000           1999           2000           1999
                                                 -----------------------       -----------------------
Net earnings available to common
  stockholders (in millions)                      $    50        $    35        $    64        $    47

Add:  Interest expense, net of tax effect,
  associated with convertible debentures                *              *              *              *

Net earnings for diluted shares                   $    50        $    35        $    64        $    47
                                                  =======        =======        =======        =======

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)                31,878         33,555         32,119         33,717

Additional dilutive shares assuming
  conversion of convertible debentures              1,025            706          1,027            707
                                                  -------        -------        -------        -------

Total number of shares used to compute
  diluted earnings per share                       32,903         34,261         33,146         34,424
                                                  =======        =======        =======        =======

Net earnings
  Basic earnings per share                        $  1.57        $  1.04        $  2.01        $  1.39

  Diluted earnings per share                      $  1.52        $  1.02        $  1.95        $  1.36

* Interest expense attributable to convertible debentures was less than $.5 million.

                            PETER KIEWIT SONS', INC.

3.       COMPREHENSIVE INCOME:

         Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months and six months ended June 30, 2000 and 1999 was as follows:

                                                                    Three Months Ended           Six Months Ended
                                                                           June 30,                   June 30,
                                                                    -------------------        ----------------------
        (dollars in millions)                                        2000           1999        2000           1999
        -------------------------------------------------------------------------------------------------------------
        Net earnings                                                  $50           $35          $64           $47
        Other comprehensive income, before tax:
          Foreign currency translation adjustments                      2             2            2             4
          Unrealized gains (losses) arising during period              (4)           (2)          (4)           (2)
          Income tax (expense) benefit related to items of
            other comprehensive income                                  1            --            1            (1)
                                                                    -----         -----        -----          ----
        Comprehensive income                                          $49           $35          $63           $48
                                                                    =====         =====        =====          ====


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

                            PETER KIEWIT SONS', INC.

4.       SEGMENT DATA (CONTINUED):

         Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company as described in Note 5 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                                         Three Months Ended               Three Months Ended
                                                           June 30, 2000                    June 30, 1999
                                                   -----------------------------    -----------------------------
        (dollars in millions)                      Construction       Materials      Construction     Materials
        ---------------------------------------------------------------------------------------------------------
         Revenue
           External customers                            $1,189          $ 124           $887          $ 109
           Intersegment                                      --              2             --              2
                                                         ------          -----           ----          -----
               Total revenues                             1,189            126            887            111

           Equity earnings adjustment (1)                    --             --             --             --
           Elimination of intersegment revenues              --             (2)            --             (2)
                                                         ------          -----           ----          -----

         Total consolidated revenues                     $1,189          $ 124           $887          $ 109
                                                         ======          =====           ====          =====

         Depreciation and amortization                   $   13          $   4           $ 14          $   3
                                                         ======          =====           ====          =====

         Operating earnings                              $   52          $  10           $ 34          $   7
                                                         ======          =====           ====          =====


--------------------------------------------------------------------------------

                                                          Six Months Ended                 Six Months Ended
                                                            June 30, 2000                    June 30, 1999
                                                   -----------------------------    -----------------------------
        (dollars in millions)                        Construction      Materials      Construction     Materials
        ---------------------------------------------------------------------------------------------------------
         Revenue
           External customers                            $2,180          $ 216           $1,569          $ 202
           Intersegment                                      --              6               --              4
                                                         ------          -----           ------          -----
             Total revenues                               2,180            222            1,569            206

           Equity earnings adjustment (1)                    --             --               --             (2)
           Elimination of intersegment revenues              --             (6)              --             (4)
                                                         ------          -----           ------          -----

         Total consolidated revenues                     $2,180          $ 216           $1,569          $ 200
                                                         ======          =====           ======          =====

         Depreciation and amortization                   $   25          $   9           $   26          $   5
                                                         ======          =====           ======          =====

         Operating earnings                              $   54          $  14           $   28          $  13
                                                         ======          =====           ======          =====

--------------------------------------------------------------------------------

(1) Adjust revenue of limited liability companies accounted for by the equity method.

         During the second quarter 2000 and 1999, the Company earned 40.2% and 32.4%, respectively, of revenues from contracts with Level 3 Communications, Inc. ("Level 3"). For the first six months of 2000, the Company earned 40.2% of revenues from contracts with Level 3, as compared to 23.6% for the same period in 1999.

                            PETER KIEWIT SONS', INC.

5.       OTHER MATTERS:

         In connection with the spin-off of the Company from Level 3 in 1998, various agreements were entered into including a Separation Agreement, a Tax Sharing Agreement and an amended Mine Management Agreement.

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

         The Tax Sharing Agreement provides, with respect to periods, or portions thereof, ending on or before the closing date of the spin-off that Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the spin-off was determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the spin-off or made in the Tax Sharing Agreement. If the spin-off was determined to be taxable for any other reason, those taxes would be allocated 50% to Level 3 and 50% to the Company. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the spin-off was determined to be taxable in order to take into account the fact that the spin-off is taxable to the holders of Common Stock.

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

                            PETER KIEWIT SONS', INC.

6.       SUBSEQUENT EVENTS:

         The Company has filed various documents with the Securities and Exchange Commission pursuant to which the Company is proposing to spin-off its materials business to its shareholders in a transaction that is intended to be tax-free for U.S. Federal income tax purposes.

         On July 11, 2000, the Company notified Aker Maritime, Inc. ("Aker"), the Company's partner in Aker Gulf Marine (the "Partnership"), that the Company was exercising its right to either sell its 49% interest in the Partnership to Aker, or purchase Aker's 51% interest in the Partnership. Pursuant to the terms of the Company's notice, Aker has until September 9, 2000, to determine whether either Aker or the Company will be the acquiror. The transaction is anticipated to close on September 11, 2000. The purchase price payable by the acquiring partner will be determined based upon the value of the Partnership of $175 million.

         On August 4, 2000, the Company acquired 100% of the outstanding common stock and related assets of Fort Calhoun Stone Company, a limestone quarry business located in Washington County, Nebraska, for approximately $41 million. The acquisition will be accounted for as a purchase. The purchase price allocation will be determined when additional information becomes available.

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

         Management has proposed to separate its materials and construction businesses in the form of a spin-off. Consequently, in the event that the spin-off is effected, the Company will no longer have any interest in its materials operations. The materials operations will be owned and operated solely by the Company's subsidiary, Kiewit Materials Company ("Materials"). The spin-off will result in a decrease in equity, revenue and net income for the Company, but it is not expected to have an adverse impact on the future liquidity of the Company. The construction operations have historically generated cash flows sufficient to fund their operations, and this trend is expected to continue.

       RESULTS OF OPERATIONS - SECOND QUARTER 2000 VS. SECOND QUARTER 1999

         Revenue from each of the Company's segments was (in millions):

                                                                           Three Months Ended
                                                                              June 30,
                                                                          -------------------
                                                                            2000         1999

                 Construction                                             $1,189      $   887
                 Materials                                                   124          109
                                                                          ------      -------
                                                                          $1,313      $   996
                                                                          ======      =======

         Included in the construction segment are construction revenues and margins earned by two Materials subsidiaries which perform construction in addition to their materials operations. Those subsidiaries had $2.7 million of construction revenue for the second quarter of 2000 and $3.7 million of construction revenue in the second quarter of 1999.

         CONSTRUCTION. Construction revenue for the second quarter of 2000 increased $302 million or 34% from the same period in 1999. The most significant factor contributing to this increase was a large fiber optic project where installation was being performed only in selected locations during the second quarter of 1999 as compared to nationwide installation being performed during the second quarter of 2000.

         Contract backlog at June 30, 2000 was $3.8 billion of which 4.5% is attributable to foreign operations located in Canada. Domestic projects are spread geographically throughout the U.S.

         Margins, as a percentage of revenue, for the second quarter of 2000 increased to 7.9% compared to 7.2% for the same period in 1999. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

         MATERIALS. Revenues increased $15 million or 14% in the second quarter of 2000 to $124 million, as compared to $109 million for the same period in 1999. The increase is comprised of a 3% increase in average selling prices, a 4% increase in unit volumes and the inclusion of additional revenues of $7 million from acquired companies. Unit volumes were greater for both ready mix concrete and aggregates which were mitigated by a decline in asphalt sales. Asphalt sales declined, as the Company became more selective in supplying the market in an effort to improve product margins.

         Margins increased to 10% for the second quarter of 2000 as compared to 8% for the same period in 1999. The increased unit volumes and average selling prices were responsible for the improved margins.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of 2000 increased $12 million to $44 million when compared to the same period in 1999. The increase was attributed to increased compensation and travel costs. As a percentage of revenue, general and administrative expenses increased from 3.2% in 1999 to 3.4% in 2000.

         INVESTMENT INCOME AND EQUITY EARNINGS. Investment income for the second quarter of 2000 increased $1 million to $4 million as compared to the same period in 1999. An increase in interest income, due to higher interest rates, was responsible for the improved results.

         OTHER, NET. Other income is comprised primarily of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.

         The Company manages three active coal mines for Level 3. Fees for these services for the second quarter 2000 were $8 million as compared to $7 million for the same period in 1999. The increase is due to timing of revenues generated from a customer. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires in 2000, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001.

         Additionally, the Minerals Management Service and Montana Department of Revenue have issued separate assessments to the Level 3 mines for the underpayment of royalties and production taxes. On May 9, 2000, the Montana Supreme Court issued an order dismissing the assessment of the Montana Department of Revenue. Level 3 is vigorously contesting the Minerals Management Service assessment. If Level 3 is ultimately required to pay the Minerals Management Service assessment of approximately $18.9 million, of which $9.3 million is principal and $9.6 million is interest, the payment would decrease future mine management fees in total by as much as $2.8 million, but will not affect fees previously received.

         Net gains on the disposition of property, plant and equipment and other assets increased to $7 million in the second quarter of 2000 from $6 million in the same period in 1999. The increase is due to additional sales of excess construction equipment.

         PROVISION FOR INCOME TAXES. The effective income tax rate during the second quarter of both 2000 and 1999 were 40%. These rates differ from the federal statutory rate of 35% primarily due to state income taxes.


           RESULTS OF OPERATIONS - SIX MONTHS 2000 VS. SIX MONTHS 1999

         Revenue from each of the Company's segments was (in millions):

                                                                           Six Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                            2000      1999

         Construction                                                      $2,180    $1,569
         Materials                                                            216       200
                                                                         --------    ------
                                                                           $2,396    $1,769
                                                                         ========    ======

         Included in the construction segment are construction revenues and margins earned by two Materials subsidiaries which perform construction in addition to their materials operations. Those subsidiaries had $6.6 million of construction revenue for the first six months of 2000 and $9.5 million of construction revenue for the first six months of 1999.

         CONSTRUCTION. Construction revenue for the first six months of 2000 increased $611 million or 39% from the same period in 1999. The most significant factor contributing to this increase was a large fiber optic project where installation was being performed only in selected locations during the first six months of 1999 as compared to nationwide installation being performed during the first six months of 2000.

         Margins, as a percentage of revenue, for the first six months of 2000 increased to 6.4% compared to 6.3% for the same period in 1999. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

         MATERIALS. Materials revenues increased $16 million or 8% for the first six months of 2000 to $216 million, as compared to $200 million in the same period of 1999. The increase is primarily due to a 3% increase in average selling prices and the inclusion of additional revenues of $17 million from acquired companies. Offsetting the increases were declines in unit volumes of asphalt sales. Asphalt sales declined as the Company became more selective in supplying the market in an effort to improve product margins.

         Margins remained consistent between the first six months of 2000 and the same period of 1999. Higher margin sales from acquired companies, a higher average selling price and a more selective approach to supplying asphalt demand were offset by increases in asphalt oil costs and higher fuel prices.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first six months of 2000 increased $14 million to $89 million when compared to the same period in 1999. The increase was attributed to increased compensation and travel costs. As a percentage of revenue, general and administrative expenses decreased from 4.2% in 1999 to 3.7% in 2000 as a proportionate increase in administrative costs was not necessary to support the Company's revenue growth.

         INVESTMENT INCOME AND EQUITY EARNINGS. Investment income for the first six months of 2000 increased $3 million to $10 million as compared to the same period in 1999. An increase in interest income, due to higher interest rates, was responsible for the improved results.

         OTHER, NET. Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.

         The Company manages three active coal mines for Level 3. Fees for these services for the first six months of 2000 were $16 million as compared to $14 million for the same period in 1999. The increase is due to timing of revenues generated from a customer. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires in 2000, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001.

         Additionally, the Minerals Management Service and Montana Department of Revenue have issued separate assessments to the Level 3 mines for the underpayment of royalties and production taxes. On May 9, 2000, the Montana Supreme Court issued an order dismissing the assessment of the Montana Department of Revenue. Level 3 is vigorously contesting the Minerals Management Service assessment. If Level 3 is ultimately required to pay the Minerals Management Service assessment of approximately $18.9 million, of which $9.3 million is principal and $9.6 million is interest, the payment would decrease future mine management fees in total by as much as $2.8 million, but will not affect fees previously received.

         Net gains on the disposition of property, plant and equipment and other assets decreased to $11 million for the first six months of 2000 from $13 million in the same period in 1999. The decrease is due to a decline in sales of excess construction equipment.

         PROVISION FOR INCOME TAXES. The effective income tax rate for the first six months of both 2000 and 1999 were 40%. These rates differ from the federal statutory rate of 35% primarily due to state income taxes.

            FINANCIAL CONDITION - JUNE 30, 2000 VS. DECEMBER 25, 1999

         Cash and cash equivalents decreased $50 million to $288 million at June 2000 from $338 million at December 1999. The decrease reflects net cash provided by operations of $114 million offset by net cash used in investing activities of $72 million and $92 million used in financing activities.

         Net cash provided by operating activities for the first six months of 2000 of $114 million represented an increase of $1 million from the same period in 1999. A net income increase of $17 million for the first six months of 2000 compared to the same period in 1999 was offset by increased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected through changes in current assets and liabilities.

         Net cash used in investing activities for the first six months of 2000 increased by $26 million to $72 million as compared to the same period in 1999. This increase was due to increases in acquisitions of $4 million, additional capital expenditures of $20 million, decreases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $6 million, a decrease in distributions from investees of $2 million and additions to notes receivable of $4 million. These changes were partially offset by a decrease in purchases of marketable securities of $2 million and an $8 million increase in proceeds from the sale of marketable securities.

         Net cash used in financing activities for the first six months of 2000 increased by $45 million to $92 million as compared to the same time period in 1999. This increase was due to an increase in repurchases of common stock of $26 million, decrease in issuance of common stock of $25 million, increase in dividends paid of $2 million and change in outstanding checks in excess of funds on deposit of $6 million over 1999 amounts. These changes were partially offset by a decrease in payments on long-term debt of $14 million.

         The Company anticipates investing between $50 and $100 million annually in its construction and materials businesses. In the event that the spin-off of the Company's materials business is effected, the Company anticipates investing a similar amount in its construction business. The Company continues to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of June 30, 2000, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of the construction partnership as well as other construction joint ventures. The current portion of long-term debt is $2 million. The Company paid dividends during the first six months of 2000 and 1999 of $18 million and $16 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase stock at any time during the year from shareholders.

         The Company does not believe that the spin-off of its materials business, if effected, will have an adverse impact on its liquidity or material commitments, since earnings generated from the materials business have historically been reinvested in the materials business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Corporation's annual meeting of stockholders was held on June 17, 2000. The holders of 30,812,374 of the 31,895,472 outstanding shares of $0.01 par value common stock ("Common Stock") were present in person or by proxy at the annual meeting. At such meeting, the following slate of nominees for director was proposed by the incumbent directors. No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

                 Director Nominee                     Votes For              Withheld
                 ----------------                     ---------              --------
                 Mogens C. Bay                        30,085,802            726,572
                 Roy L. Cline                         30,424,332            388,042
                 Richard W. Colf                      30,800,306             12,068
                 James Q. Crowe                       30,755,386             56,988
                 Richard Geary                        30,797,306             15,068
                 Bruce E. Grewcock                    30,796,306             16,068
                 William L. Grewcock                  30,796,806             15,568
                 Peter Kiewit, Jr.                    30,788,986             23,388
                 Allan K. Kirkwood                    30,800,306             12,068
                 Walter Scott, Jr.                    30,800,306             12,068
                 Kenneth E. Stinson                   30,800,306             12,068
                 George B. Toll, Jr.                  30,710,362            102,012

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits required by Item 601 of Regulation S-K.

                 Exhibit
                 Number         Description

                   27           Financial Data Schedule

            (b) Reports on Form 8-K.

         Current Report on Form 8-K dated June 28, 2000, reporting the potential spin-off of the Company's materials business, which Report was filed with the Securities and Exchange Commission on June 28, 2000.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PETER KIEWIT SONS', INC.





Date: August 8, 2000                               /s/  Michael J. Piechoski
                                                   ---------------------------

                                                   Michael J. Piechoski
                                                   Vice President and Treasurer

                            PETER KIEWIT SONS', INC.

                                INDEX TO EXHIBITS

 Exhibit
    No.

    27       Financial Data Schedule (For electronic filing purposes only)