Form 10-Q
period 2000-09-30
PETER KIEWIT SONS INC /DE/
filed 2000-11-14
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended        Commission file number
                 September 30, 2000                      000-23943

                         PETER KIEWIT SONS', INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                    91-1842817
   (State of Incorporation)               (I.R.S. Employer Identification No.)

    Kiewit Plaza, Omaha Nebraska                          68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of November 14, 2000:

                Title of Class                     Shares Outstanding
            Common Stock, $0.01 par value               32,261,340
______________________________________________________________________________


                          PETER KIEWIT SONS', INC.

                                   Index

                                                                          Page
------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

     Consolidated Condensed Statements of Earnings for the
       three and nine months ended September 30, 2000 and 1999               1
     Consolidated Condensed Balance Sheets as of September 30, 2000
       and December 25, 1999                                                 2
     Consolidated Condensed Statements of Cash Flows for the
       nine months ended September 30, 2000 and 1999                         3
     Notes to Consolidated Condensed Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.  15

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                  16

     Signatures                                                             16

     Index to Exhibits                                                      17


Page i

                           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                              PETER KIEWIT SONS', INC.

                        Consolidated Condensed Statements of Earnings
                                         (unaudited)

                                       Three Months Ended    Nine Months Ended
                                         September 30,          September 30,
                                        -----------------     ----------------
(dollars in millions,
  except per share data)                2000        1999      2000      1999
-----------------------------------------------------------------------------
Revenue                               $ 1,314     $   966    $ 3,489  $ 2,526
Cost of revenue                        (1,263)       (884)    (3,299)  (2,345)
                                      -------     -------    -------   ------
                                           51          82        190      181

General and administrative expenses       (39)        (32)      (127)    (105)
                                      -------     -------    -------   ------
Operating earnings                         12          50         63       76

Other income (expense):
   Investment income and equity earnings   (4)        (14)         6       (7)
   Interest expense                         -          (2)        (3)      (4)
   Gain on sale of partnership             45           -         45        -
   Other, net                              12          10         42       41
                                      -------     -------    -------   ------
                                           53          (6)        90       30
                                      -------     -------    -------   ------
Earnings before income taxes and
discontinued operations                    65          44        153      106

Provision for income taxes                (25)        (17)       (60)     (42)
                                      -------     -------     ------   ------
Earnings from continuing operations        40          27         93       64

Discontinued operations:
  Income from materials operations,
   net of income tax expense of
   $5 and $5 and $12 and $12                7           8         18       18
                                      -------     -------    -------   ------
Net earnings                          $    47     $    35    $   111   $   82
                                      =======     =======    =======   ======
Earnings per share:

Continuing operations:
  Basic                               $  1.20     $   .78    $  2.86   $ 1.88
                                       ======     =======    =======   ======
  Diluted                             $  1.17     $   .76    $  2.79   $ 1.84
                                      =======     =======    =======   ======
Discontinued operations:
  Basic                               $   .22     $   .23    $   .57   $  .53
                                      =======     =======    =======   ======
  Diluted                             $   .21     $   .23    $   .55   $  .52
                                      =======     =======    =======   ======
Net earnings:
  Basic                               $  1.42     $  1.01    $  3.43   $ 2.41
                                      =======     =======    =======   ======
  Diluted                             $  1.38     $   .99    $  3.34   $ 2.36
                                      =======     =======    =======   ======
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

Page 1

                                PETER KIEWIT SONS', INC.
                          Consolidated Condensed Balance Sheets

                                                September 30,     December 25,
                                                    2000               1999
(dollars in millions)                            (unaudited)
------------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                       $   255             $   338
  Marketable securities                                 5                  12
  Receivables, less allowance of $6 and $7            566                 507
  Unbilled contract revenue                           116                  73
  Contract costs in excess of related revenue          30                  31
  Investment in construction joint ventures           154                 197
  Deferred income taxes                                55                  60
  Other                                                14                  21
                                                  -------             -------
Total current assets                                1,195               1,239

Property, plant and equipment, less accumulated
  depreciation and amortization of $416 and $508      196                 243
Other assets                                          105                 117
                                                  -------             -------
                                                  $ 1,496             $ 1,599
                                                  =======             =======

Liabilities and redeemable common stock

Current liabilities:
  Accounts payable, including retainage of
    $50 and $50                                   $   233             $   270
  Current portion of long-term debt                     2                   4
  Accrued costs on construction contracts             236                 120
  Billings in excess of related costs and earnings    157                 122
  Accrued insurance costs                              88                  84
  Other                                                43                  62
                                                  -------             -------
Total current liabilities                             759                 662

Long-term debt, less current portion                    7                  18
Deferred income taxes                                   -                   2
Other liabilities                                      79                  67
Minority interest                                      13                  13
                                                  -------              ------
      Total liabilities                               858                 762
Redeemable common stock ($407 million aggregate redemption value):
    Preferred stock, no par value, 250,000 shares authorized,
      no shares outstanding                             -                   -
    Common stock, par $0.01; 125 million shares
      authorized and 32,288,840 and 34,876,718
      shares outstanding                                -                   -
    Additional paid-in capital                        185                 175
    Accumulated other comprehensive income             (7)                (10)
    Retained earnings                                 460                 672
                                                  -------             -------
Total redeemable common stock                         638                 837
                                                  -------             -------
                                                  $ 1,496             $ 1,599
                                                  =======             =======
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.
Page 2


                                PETER KIEWIT SONS', INC.

                      Consolidated Condensed Statements of Cash Flows
                                       (unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
(dollars in millions)                                        2000       1999
------------------------------------------------------------------------------
Cash flows from operations:
  Net cash provided by operations                           $  151     $  189

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                                        9          1
  Purchases of marketable securities                            (2)        (4)
  Proceeds from sales of property, plant and equipment          19         22
  Acquisitions, net of cash acquired                          (175)       (36)
  Proceeds from sale of partnership                             86          -
  Capital expenditures                                         (78)       (45)
  Additions to notes receivable                                 (4)        (2)
  Payments received on notes receivable                          1          2
                                                            ------     ------
    Net cash used in investing activities                     (144)       (62)

Cash flows from financing activities:
  Payments on long-term debt                                    (3)       (22)
  Issuance of common stock                                      32         25
  Repurchases of common stock                                  (64)       (39)
  Dividends paid                                               (18)       (16)
  Cash distributed in connection with spin-off                 (47)         -
  Change in outstanding checks in excess of funds on deposit    10          4
                                                            ------     ------
      Net cash used in financing activities                    (90)       (48)
                                                            ------     ------
Net (decrease) increase in cash and cash equivalents            (83)       79

Cash and cash equivalents at beginning of period                338       227
                                                             ------     ------
Cash and cash equivalents at end of period                   $  255     $  306
                                                             ======     ======
______________________________________________________________________________
See accompanying notes to consolidated condensed financial statements.

Page 3


                                PETER KIEWIT SONS', INC.

                      Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation:

    The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (the "Company") at December 25, 1999 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K.

    Receivables at September 30, 2000 and December 25, 1999 include approximately $107 million and $90 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $32 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $10 million and $15 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

    The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

    When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.


2.  Discontinued Operations:

    Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company have been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that was effected on September 30, 2000. Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Condensed Statements of Income. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated condensed financial statements.

Summarized financial information for the discontinued operations is  as follows:
______________________________________________________________________________
Page 4


                             PETER KIEWIT SONS', INC.

            Notes to Consolidated Condensed Financial Statements - (Continued)


2.  Discontinued Operations (Continued):

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        ------------------   -----------------
  (dollars in millions)                  2000        1999     2000       1999
------------------------------------------------------------------------------
  Revenues                             $  132      $  114    $  360     $  322
  Income from discontinued operations
  (after applicable income taxes of
  $6 and $5 and $13 and $12)                9           8        20        18
  Loss on disposal of business* (after
  applicable income tax benefit of $1
  for the three and nine months ended
  September 30,  2000)                     (2)          -        (2)        -
                                       ------      ------    ------     -----
Income from discontinued operations    $    7      $    8    $   18     $  18
                                       ======      ======    ======     =====

                                       September 30, 2000    December 25, 1999
                                       ------------------    -----------------
  Current assets                             $  135               $   144
  Total assets                                  351                   277
  Current liabilities                            53                    51
  Total liabilities                              72                    67
  Net assets of discontinued operations         279                   210

*The loss on disposal of the Materials Business for the three and nine months ended September 30, 2000 reflects the costs directly associated with the disposition.
______________________________________________________________________________
Page 5


                                   PETER KIEWIT SONS', INC.

            Notes to Consolidated Condensed Financial Statements - (Continued)

3.  Earnings Per Share:

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

                                       Three Months Ended    Nine Months Ended
                                          September 30,          September 30,
                                        -----------------    -----------------
                                          2000     1999        2000    1999
                                          ----     ----        ----    ----
Earnings from continuing operations
  (in millions)                        $   40    $   27       $   93   $   64

Earnings from discontinued operations       7         8           18       18
                                       ------    ------       ------   ------

Net earnings available to common
  stockholders                             47        35          111       82

Add: Interest expense, net of tax effect,
  associated with convertible debentures    *         *            *        *
                                       ------    ------       ------   ------
Net earnings for diluted shares        $   47    $   35       $  111   $   82
                                       ======    ======       ======   ======

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)    32,636    34,932       32,289   34,119
                                       ======    ======       ======   ======

Additional dilutive shares assuming
  conversion of convertible debentures  1,016       700        1,023      705
                                       ------    ------       ------   ------

Total number of shares used to compute
  diluted earnings per share           33,652    35,632       33,312   34,824
                                       ======    ======       ======   ======

Continuing operations:
  Basic earnings per share             $ 1.20    $  .78       $ 2.86   $ 1.88
  Diluted earnings per share           $ 1.17    $  .76       $ 2.79   $ 1.84

Discontinued operations:
  Basic earnings per share             $  .22    $  .23       $  .57   $  .53
  Diluted earnings per share           $  .21    $  .23       $  .55   $  .52

Net earnings:
  Basic earnings per share             $ 1.42    $ 1.01       $ 3.43   $ 2.41
  Diluted earnings per share           $ 1.38    $  .99       $ 3.34   $ 2.36

Interest expense attributable to convertible debentures was less than $.5 million.
______________________________________________________________________________
Page 6


                              PETER KIEWIT SONS', INC.

           Notes to Consolidated Condensed Financial Statements - (Continued)


4.  Comprehensive Income:

    Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 was as follows:

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    ------------------       -----------------
  (dollars in millions)              2000        1999         2000       1999
------------------------------------------------------------------------------
Net earnings                         $ 47        $ 35         $111       $ 82
Other comprehensive income, before tax:
  Foreign currency translation
    adjustments                        (2)         (1)           -          3
  Unrealized gains (losses) arising
    during period                      (1)          5           (5)         3
  Reclassification adjustments for
    losses included in net earnings     9          18            9         18
  Income tax (expense) benefit related
    to items of other comprehensive
    income                             (2)         (7)          (1)        (8)
Comprehensive income                 $ 51        $ 50         $114       $ 98


5.  Segment Data:

    The Company primarily operates in the construction industry and currently has one reportable operations segment. The Company's other operations consist of the coal mining operation acquired on September 26, 2000. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. As described in note 2, the Company has reclassified the results of operations of its Materials Business as discontinued operations. The Materials Business was previously disclosed as a separate operating segment. The following segment data have been restated to exclude amounts related to the Materials Business.
______________________________________________________________________________
Page 7


                            PETER KIEWIT SONS', INC.

            Notes to Consolidated Condensed Financial Statements - (Continued)


5.  Segment Data (Continued):

    Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company as described in Note 6 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                     Three Months Ended    Three Months Ended
                                     September 30, 2000    September 30, 1999
                                     ------------------    ------------------
  (dollars in millions)             Construction   Other   Construction  Other
------------------------------------------------------------------------------
Revenue
  External customers                   $1,314    $    *      $  966    $    -
  Intersegment                              -         -           -         -
                                       ------    ------      ------    ------
    Total revenue                       1,314         *         966         -

Elimination of intersegment revenue         -         -           -         -
                                       ------    ------      ------    ------
Total consolidated revenue             $1,314    $    *      $  966    $    -
                                       ======    ======      ======    ======

Operating earnings                     $   12    $    *      $   50    $    -
                                       ======    ======      ======    ======


                                     Nine Months Ended     Nine Months Ended
                                     September 30, 2000    September 30, 1999
                                     ------------------    ------------------
(dollars in millions)               Construction   Other   Construction  Other
------------------------------------------------------------------------------
Revenue
  External customers                   $3,489    $    *      $2,526    $    -
  Intersegment                              -         -           -         -
                                       ------    ------      ------    ------
    Total revenue                       3,489         *       2,526         -

  Elimination of intersegment revenue       -         -           -         -
                                       ------    ------      ------    ------

Total consolidated revenue             $3,489    $    *      $2,526    $    -
                                       ======    ======      ======    ======

Operating earnings                     $   63    $    *      $   76    $    -
                                       ======    ======      ======    ======
  * Amounts were less than $.5 million

During the third quarter 2000 and 1999, the Company earned 38.4% and 23.6%, respectively, of revenues from contracts with Level 3 Communications, Inc. ("Level 3"). For the first nine months of 2000, the Company earned 42.4% of revenues from contracts with Level 3, as compared to 18.9% for the same period in 1999.
______________________________________________________________________________
Page 8


                               PETER KIEWIT SONS', INC.

            Notes to Consolidated Condensed Financial Statements - (Continued)


6.  Other Matters:

    Materials Spin-Off:

On September 30, 2000, the Company distributed all of the 32,288,840 shares of common stock of its former subsidiary, Kiewit Materials Company ("Materials"), it then held to stockholders of the Company in a Spin-off (the "Materials Spin-off"). In the Materials Spin-off, each stockholder of the Company received one share of Materials common stock ("Materials Stock") for each share of Common Stock they held on the record date for the Materials Spin-off. Prior to the Materials Spin-off, the Company also completed a share exchange offer and debenture exchange offer, both of which expired on September 14, 2000, pursuant to which holders of Common Stock and the Company's convertible debentures collectively exchanged 1,081,226 shares of Common Stock and $13,095,000 principal amount of the Company's convertible debentures for: (1) 4,055,029 shares of Materials Stock; (2) $670,000 principal amount of Materials convertible debentures; and (3) $5,475,045 principal amount of the Company's new reduced principal convertible debentures. As a result of the Materials Spin-off, the Company and Materials now operate as two separate independent companies.

In connection with the Materials Spin-off, Materials and the Company entered into various agreements including a Separation Agreement (the "Materials Separation Agreement") and a Tax Sharing Agreement (the "Materials Tax Sharing Agreement").

The Materials Separation Agreement provides for the allocation of certain risks and responsibilities between Materials and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Materials liabilities arising out of the Materials Businesses.

Under the Materials Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Materials Spin-off, Materials and the Company generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the Materials Business and construction business,
respectively.   The Materials Tax Sharing Agreement also provides that
Materials and the Company will indemnify the other from certain taxes and expenses that would be assessed if the Materials Spin-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Materials or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the Materials Spin-off.

    Level 3 Spin-Off:

In connection with the spin-off of the Company from Level 3 in 1998, various agreements were entered into including a Separation Agreement (the "Level 3 Separation Agreement"), a Tax Sharing Agreement (the "Level 3 Tax Sharing Agreement") and an amended Mine Management Agreement.

The Level 3 Separation Agreement provides for the allocation of certain risks and responsibilities between Level 3 and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Level 3 financial responsibility for liabilities arising out of the non-construction businesses.
______________________________________________________________________________
Page 9


                             PETER KIEWIT SONS', INC.

            Notes to Consolidated Condensed Financial Statements - (Continued)


6.  Other Matters, (Continued):

The Level 3 Tax Sharing Agreement provides, with respect to periods, or portions thereof, ending on or before the closing date of the spin-off that Level 3 and the Company generally will be responsible for paying the taxes relating to such periods, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the non-construction businesses and construction businesses, respectively. The Level 3 Tax Sharing Agreement also provides that Level 3 and the Company will indemnify the other from certain taxes and expenses that would be assessed if the Level 3 Spin-off was determined to be taxable, but solely to the extent that such determination arose out of the breach by Level 3 or the Company, respectively, of certain representations made to the Internal Revenue Service in connection with the ruling issued with respect to the Level 3 Spin-off or made in the Level 3 Tax Sharing Agreement. If the Level 3 Spin-off was determined to be taxable for any other reason, those taxes would be allocated 50% to Level 3 and 50% to the Company. Finally, under certain circumstances, Level 3 would make certain liquidated damage payments to the Company if the Level 3 Spin-off was determined to be taxable in order to take into account the fact that the Level 3 Spin-off is taxable to the holders of Common Stock.

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

    Dispositions and Acquisitions:

On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Statement of Earnings.

On September 26, 2000, the Company acquired 100% of Walnut Creek Mining Company, a lignite mining business located in Robertson County, Texas for $94 million. The acquisition has been accounted for as a purchase, and the final purchase price allocation will be determined when additional information becomes available.

    Other:

The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.
______________________________________________________________________________
Page 10


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

     On September 30, 2000, the Company effected a spin-off of its Materials Business to its stockholders. As described in Note 2 of the Consolidated Condensed Financial Statements, the Company has reclassified the results of operations of its Materials Business as discontinued operations.

Results of Operations - Third Quarter 2000 vs. Third Quarter 1999

     Revenue. Construction revenue for the third quarter of 2000 increased $348 million or 36% from the same time period in 1999. The most significant factor contributing to this increase was a large fiber optic project where installation was being performed only in selected locations during the third quarter of 1999 as compared to nationwide installation being performed during the third quarter of 2000.

     Contract backlog at September 30, 2000 was $3.1 billion of which 3.9% is attributable to foreign operations located in Canada. Domestic projects are spread geographically throughout the U.S.

     Margin. Margins, as a percentage of revenue, for the third quarter of 2000 decreased to 3.9% compared to 8.5% for the same period in 1999. Cost overruns on certain significant projects contributed to the decrease. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

     General and Administrative Expenses. General and administrative expenses for the third quarter of 2000 increased $7 million to $39 million when compared to the same period in 1999. The increase was attributed to increased compensation and travel costs. As a percentage of revenue, general and administrative expenses decreased from 3.3% in the third quarter of 1999 to 3.0% in the same period in 2000 as a proportionate increase in administrative costs was not necessary to support the Company's revenue growth.

     Investment Income and Equity Earnings. During the third quarter 2000 and 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and losses of $9 million and $18 million, respectively, were recognized in the Statement of Earnings. Prior to each write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.

     Gain on Sale of Partnership. On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Statement of Earnings.

    Other, net.   Other income is comprised primarily of mine management
fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.
______________________________________________________________________________
Page 11

      During the third quarter 2000 and 1999, the Company managed three active coal mines for Level 3. Fees for these services for the third quarter 2000 were $8 million as compared to $9 million for the same period in 1999. The decrease is due to timing of revenues generated from a customer. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires in 2000, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001. On September 26, 2000, the Company acquired Walnut Creek Mining Company, a mine previously managed for Level 3.

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

     Net gains on the disposition of property, plant and equipment and other assets increased to $3 million in the third quarter of 2000 from $1 million in the same period in 1999. The increase is due to additional sales of excess construction equipment.

     Provision for income taxes. The effective income tax rate during the third quarter of 2000 and 1999 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.


            Results of Operations - Nine Months 2000 vs. Nine Months 1999

     Revenue. Construction revenue for the first nine months of 2000 increased $963 million or 38% from the same time period in 1999. The most significant factor contributing to this increase was a large fiber optic project where installation was being performed only in selected locations during the first nine months of 1999 as compared to nationwide installation being performed during the first nine months of 2000.

     Margins. Margins, as a percentage of revenue, for the first nine months of 2000 decreased to 5.4% compared to 7.2% for the same time period in 1999. Cost overruns on certain significant projects contributed to the decrease. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

     General and Administrative Expenses. General and administrative expenses for the first nine months of 2000 increased $22 million to $127 million when compared to the same period in 1999. The increase was attributed to increased compensation and travel costs. As a percentage of revenue, general and administrative expenses decreased from 4.2% in the first nine months of 1999 to 3.6% in the same period of 2000 as a proportionate increase in administrative costs was not necessary to support the Company's revenue growth.

     Investment Income and Equity Earnings. During the third quarter 2000 and 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and losses of $9 million and $18 million, respectively, were recognized in the Statement of Earnings. Prior to each writedown, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.

     Gain on Sale of Partnership. On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Statement of Earnings.
______________________________________________________________________________
Page 12


     Other, net.   Other income is primarily comprised of mine management fee income from Level 3 and gains and losses on the disposition of property, plant and equipment and other assets.

     During the nine months ended September 30, 2000 and 1999, the Company managed three active coal mines for Level 3. Fees for these services for the first nine months of 2000 were $24 million as compared to $23 million for the same period in 1999. The increase is due to timing of revenues generated from a customer. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires in 2000, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001. On September 27, 2000, the Company acquired Walnut Creek Mining Company, a mine previously managed for Level 3.
      Additionally, the Minerals Management Service and Montana Department of Revenue have issued separate assessments to the Level 3 mines for the underpayment of royalties and production taxes. On May 9, 2000, the Montana Supreme Court issued an order dismissing the assessment of the Montana Department of Revenue. Level 3 is vigorously contesting the Minerals Management Service assessment. If Level 3 is ultimately required to pay the Minerals Management Service assessment of approximately $18.9 million, of which $9.3 million is principal and $9.6 million is interest, the payment would decrease future mine management fees in total by as much as $2.8 million, but will not affect fees previously received.

     Net gains on the disposition of property, plant and equipment and other assets were $14 million for the first nine months of 2000 and 1999.

     Provision for income taxes. The effective income tax rate for the first nine months of 2000 and 1999 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.
______________________________________________________________________________
Page 13

                          Discontinued Operations

Results of Operations - Third Quarter 2000 vs. Third Quarter 1999

     Revenue. Revenues from the Materials business increased $18 million or 16% in the third quarter of 2000 to $132 million compared to $114 million for the same period in 1999. The increase is comprised of a 4% increase in average selling prices, and the inclusion of $11 million of additional revenues from companies acquired in 2000 or after the end of the third quarter in 1999. Unit volumes were greater for ready mix concrete but were offset by a decline in asphalt sales and a small decline in aggregate volumes. Asphalt sales declined as we became more selective in supplying the market in an effort to improve gross profit margins for asphalt.

Results of Operations - Nine Months 2000 vs. Nine Months 1999

     Revenue. Revenues from the Materials business increased $38 million or 12% in the first nine months of 2000 to $360 million as compared to $322 million for the same period of 1999. The increase is primarily due to the inclusion of additional revenues of $28 million from companies acquired in 2000 or after the end of the third quarter of 1999 and a 3% increase in average selling prices. Offsetting the increases were declines in unit volumes of asphalt sales. Asphalt sales declined as we became more selective in supplying the market in an effort to improve gross profit margins for asphalt.

           Financial Condition - September 30, 2000 vs. December 25, 1999

     Cash and cash equivalents decreased $83 million to $255 million at September 30, 2000 from $338 million at December 25, 1999. The decrease reflects net cash provided by operations of $151 million offset by net cash used in investing activities of $144 million and $90 million used in financing activities.

      Net cash provided by operating activities for the first nine months of 2000, of $151 million, represented a decrease of $38 million from the same period in 1999. A net income increase of $29 million for the first nine months of 2000 compared to the same period in 1999 was offset by increased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the first nine months of 2000 increased by $82 million to $144 million as compared to the same period in 1999. This increase was due to increases in acquisitions of $139 million, additional capital expenditures of $33 million, decreases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $3 million, an increase in additions to notes receivable of $2 million and a decrease in payments received on notes receivable of $1 million. These changes were partially offset by a decrease in purchases of marketable securities of $2 million, an $8 million increase in proceeds from the sale of marketable securities and proceeds from sale of partnership of $86 million.

     Net cash used in financing activities for the first nine months of 2000 increased by $42 million to $90 million as compared to the same time period in 1999. This increase was due to an increase in repurchases of common stock of $25 million, an increase in dividends paid of $2 million over 1999 amounts and cash distributed in connection with the Materials Spin-off of $47 million. These changes were partially offset by a decrease in payments on long-term debt of $19 million, an increase in issuance of common stock of $7 million and change in outstanding checks in excess of funds on deposit of $6 million.

     The Company continues to explore opportunities to acquire additional businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of September 30, 2000, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $2 million. The Company paid dividends during the first nine months of 2000 and 1999 of $18 million and $16 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase stock at any time during the year from shareholders.
______________________________________________________________________________
Page 14


     The Company does not believe that the spin-off of its materials business will have an adverse impact on its liquidity or material commitments, since earnings generated from the materials business have historically been reinvested in the materials business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

     New Accounting Pronouncement. In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

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

PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits required by Item 601 of Regulation S-K.

             Exhibit
             Number        Description
             -------       -----------

               27          Financial Data Schedule

    (b)     Reports on Form 8-K.

    Current Report on Form 8-K dated September 14, 2000, reporting the completion of the stock and debenture exchange offers conducted in connection with the Company's spin-off of its materials business, which report was filed with the Securities and Exchange Commission on September 15, 2000.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PETER KIEWIT SONS', INC.





Date: November 14, 2000                 /s/  Michael J. Piechoski
                                        -------------------------
                                        Michael J. Piechoski
                                        Vice President and Treasurer

______________________________________________________________________________
Page 16


                            PETER KIEWIT SONS', INC.

                               INDEX TO EXHIBITS

Exhibit
  No.
-------

  27     Financial Data Schedule (For electronic filing purposes only.)
______________________________________________________________________________
Page 17