Form 10-K
period 2000-12-30
PETER KIEWIT SONS INC /DE/
filed 2001-03-16
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                Commission file number
        December 30, 2000                           000-23943

                            PETER KIEWIT SONS', INC.
           (Exact name of registrant as specified in its charter)

        Delaware                                 91-1842817
(State of Incorporation)           (I.R.S. Employer Identification No.)

 Kiewit Plaza, Omaha, Nebraska                           68131
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

     29,729,414 shares of the registrant's $0.01 par value Common Stock were issued and outstanding on March 16, 2001.

     Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.



                                  TABLE OF CONTENTS
                                                                         Page
Part I
Item 1.     Business                                                        1
Item 2.     Properties                                                      3
Item 3.     Legal Proceedings                                               3
Item 4.     Submissions of Matters to a Vote of Security Holders            3
Item 4A.    Executive Officers of the Registrant                            4

Part II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                         5
Item 6.     Selected Financial Data                                         7
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk     11
Item 8.     Financial Statements and Supplementary Data                    12
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       40

Part III
Item 10.    Directors and Executive Officers of the Registrant             40
Item 11.    Executive Compensation                                         40
Item 12.    Security Ownership of Certain Beneficial Owners and Management 40
Item 13.    Certain Relationships and Related Transactions                 40

Part IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                       40


                                      PART I

Item 1.     Business.

Forward Looking Statements.

     This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Peter Kiewit Sons', Inc., together with its subsidiaries ("PKS" or the "Company"). When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

General.

     The Company is one of the largest construction contractors in North America. The Company was incorporated in Delaware in 1997 to continue a construction business founded in Omaha, Nebraska in 1884.

     As described in Note 2 of the "Notes to the Consolidated Financial Statements", the Company spun-off its materials operations on September 30, 2000.

Business.

     The Company conducts its business through various operating subsidiaries. The Company and its joint ventures and partnerships perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 2000 were distributed among the following construction markets (approximately, by number): power, heat, cooling -- 18.7%; transportation (including highways, bridges, airports, railroads, and mass transit) -- 47.8%; commercial buildings -- 14.8%; water supply/dams -- 10.2%; mining -- 3.0%; and other markets -- 5.5%.

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

     Contract Types.

     The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts. Contracts are either competitively bid and awarded or negotiated. The Company's public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from 0% to 10%, to be paid when performance is substantially complete. In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.


     Government Contracts.

     Public contracts accounted for approximately 78% of the combined prices of contracts awarded to the Company during 2000. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

     Competition.

     A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 2000, Engineering News Record, a construction trade publication, ranked the Company as the seventh largest United States contractor in terms of 1999 revenue. It ranked the Company first in the transportation market in terms of 1999 revenue.

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

     Backlog.

     At the end of 2000, the Company had backlog (anticipated revenue from uncompleted contracts) of approximately $3.3 billion, a decrease from approximately $4.0 billion at the end of 1999. Of current backlog, approximately $1 billion is not expected to be completed during 2001. In 2000, the Company was low bidder on 195 jobs with total contract prices of approximately $2.6 billion, an average price of approximately $13.3 million per job. There were 26 new projects with contract prices over $20 million, accounting for approximately 78% of the successful bid volume.

     Joint Ventures.

     The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision making. In 2000, the Company derived approximately 77% of its joint venture revenue from sponsored joint ventures and approximately 23% from non-sponsored joint ventures. The Company's share of joint venture revenue accounted for approximately 14% of its 2000 total revenue.

     Significant Customer.

     During 2000, revenue recognized from contracts with Level 3
Communications, Inc. ("Level 3") represented 39.8% of the Company's total revenue.

     Locations.

     The Company has 22 principal operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets. At the end of 2000, the Company had current projects in 43 states, Puerto Rico, Washington, D.C. and 7 Canadian provinces.

     Financial information about geographic areas for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998 is included in
 Note 12 of the "Notes to the Consolidated Financial Statements".

Environmental Protection.

     Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees.

     At the end of 2000, the Company employed approximately 11,146 people. The Company considers relations with its employees to be good.

Item 2.     Properties.

     The Company's headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 21 principal district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 14 of which are located in owned facilities and 7 of which operate from leased facilities.
  The Company also has 22 area offices located in Alaska, California, Colorado, Florida, Hawaii, Illinois, Maryland, Nebraska, Nevada, New Mexico, New York, Pennsylvania, Rhode Island, Utah, British Columbia and Ontario, 2 of which are owned facilities and 20 of which are leased facilities. The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, the Company owns approximately 700 portable offices, shops and transport trailers. The Company has a large equipment fleet, including approximately 3,300 trucks, pickups and automobiles and 1,800 heavy construction vehicles, such as graders, scrapers, backhoes and cranes. Joint ventures in which the Company is a participant also own approximately an additional 200 portable offices, shops and transport trailers, 400 trucks, pickups and automobiles and 500 heavy construction vehicles.

Item 3.     Legal Proceedings.

     The Company is party to many pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     None during the three months ended December 30, 2000.

Item 4A.     Executive Officers of the Registrant.

     The table below shows information as of March 16, 2001, about each executive officer of the Company, including his business experience during the past five years. The Company's executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name                  Business Experience                               Age
----                  -------------------                               ---

Gregory D. Brokke     Mr. Brokke has been the Controller of the          38
                      Company since June 2000.  Mr. Brokke was Assistant
                      Treasurer of the Company from August 1997 to June
                      2000.  Mr. Brokke was Audit Supervisor of Kiewit
                      Construction Group Inc., a subsidiary of the Company, from December 1994 to June 1997.

John B. Chapman       Mr. Chapman has been Vice President of Human       55
                      Resources and Administration of the Company since
                      August 1997. Mr. Chapman was Vice President of
                      Human Resources for Kiewit Construction Group Inc.
                      for more than five years prior to August 1997.

Roy L. Cline          Mr. Cline has been a director and an Executive      63
                      Vice President of the Company since June 1999. Mr.
                      Cline was the President of Kiewit Industrial Co., a subsidiary of the Company, from March 1992 until June 1999. Mr. Cline is also a member of the Executive Committee of the Company.

Richard W. Colf       Mr. Colf has been a director and an Executive       57
                      Vice President of the Company since July 1998.  Mr.
                      Colf has been an Executive Vice President of Kiewit
                      Pacific Co., a subsidiary of the Company, since
                      September 1998 and was a Senior Vice President of
                      Kiewit Pacific Co. from October 1995 to September
                      1998. Mr. Colf is currently also a director of Kiewit Materials Company. Mr. Colf is also a member of the Executive Committee of the Company.

Bruce E. Grewcock      Mr. Grewcock has been President of the Company     47
                      since December 2000. Mr. Grewcock has been a director of the Company since July 1998 and was an Executive Vice President of the Company from August 1997 until December 2000. Mr. Grewcock has been the President of Kiewit Western Co., a subsidiary of the Company, since July 1997. Mr. Grewcock was an Executive Vice President of Kiewit Construction Group Inc. from July 1996 to June 1998, and President of Kiewit Mining Group Inc. from January 1992 to July 1996. Mr. Grewcock is currently also a director of Kinross Gold Corporation and Kiewit Materials Company. Mr. Grewcock is also a member of the Executive Committee of the Company.

Allan K. Kirkwood     Mr. Kirkwood has been a director and an Executive  57
                      Vice President of the Company since July 1998.
                      Mr. Kirkwood has been an Executive Vice President of Kiewit Pacific Co. since September 1998 and was a Senior Vice President of Kiewit Pacific Co. from
                      October 1995 to September 1998. Mr. Kirkwood is also a member of the Executive Committee and is the Chairman of the Audit Committee of the Company.

Ben E. Muraskin       Mr. Muraskin has been a Vice President of the      37
                      Company since January 2000. Mr. Muraskin was a partner of Alston & Bird LLP from January 1999 to
                      December 1999, and an associate at that firm from May
                      1992 to January 1999.

Gerald S. Pfeffer     Mr. Pfeffer has been a Vice President of the       55
                      Company since April 1998. Mr. Pfeffer was a Vice
                      President of Kiewit Construction Group Inc. from
                      December 1997 to June 1998. Mr. Pfeffer was Vice
                      President of Kiewit SR91 Corp. from January 1993 to
                      December 1997.

Michael J. Piechoski  Mr. Piechoski has been a Vice President and the    47
                      Treasurer of the Company since June 2000.  Mr.
                      Piechoski was Director of Audit of the Company from April 1999 to June 2000. Mr. Piechoski was Chief
                      Accounting Officer of United Metro Materials Inc., a former subsidiary of the Company, from December
                      1983 to March 1999.

Jerry C. Porter       Mr. Porter has been a Vice President of the        57
                      Company since May 2000. Mr. Porter has been the design/build manager for the Company since September
                      1999. Mr. Porter was a construction design manager for Kiewit Pacific Co. from September 1996 until
                      September 1999. Mr. Porter was an engineering manager and a construction manager for Kiewit SR91
                      Corp. from October 1993 until September 1996.

Tobin A. Schropp      Mr. Schropp has been a Vice President, General     38
                      Counsel and Secretary of the Company since
                      September 1998. Mr. Schropp was Director of Taxes of the Company from March 1998 to September 1998.
                      Mr. Schropp was Director of Taxes of Level 3
                      Communications, Inc. from August 1996 to March
                      1998, and Director of Research, Planning and Audit of Level 3 Communications, Inc. from September 1993 to August 1996.

Stephen A. Sharpe     Mr. Sharpe has been a Vice President of the        49
                      Company since August 1997. Mr. Sharpe was a Vice
                      President of Kiewit Construction Group Inc. from
                      October 1996 to June 1998. Mr. Sharpe was a Vice
                      President of U.S. Generating Company for more than five years prior to October 1996.

Kenneth E. Stinson     Mr. Stinson has been Chairman and Chief           58
                       Executive Officer of the Company since March 1998.
                       Mr. Stinson was President of the Company from August 1997 until December 2000. Mr. Stinson has been the Chairman and Chief Executive Officer of Kiewit Construction Group Inc. for more than the last five years. Mr. Stinson was Executive Vice
                       President of Level 3 Communications, Inc. from
                       June 1991 to August 1997. Mr. Stinson is also currently a director of ConAgra, Inc., Valmont
                       Industries, Inc., Kiewit Materials Company and
                       Level 3 Communications, Inc. Mr. Stinson is also the Chairman of the Executive Committee of the Company.


                                        PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

Market Information.

     As of December 30, 2000, the Company's $0.01 par value common stock ("Common Stock") was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

Company Repurchase Obligation.

     Pursuant to the terms of the Company's Restated Certificate of Incorporation ("Certificate"), the Company is generally required to repurchase shares of Common Stock at a formula price upon demand. Common Stock can be issued only to employees of the Company and can be resold only to the Company at a formula price based on the year-end book value of the Company.

Formula Price.

     The formula price of the Common Stock is based on the book value of the Company. A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company's construction activities (approximately $111 million at December 30, 2000).

Restrictions.

     Ownership of Common Stock is generally restricted to active Company employees and conditioned upon the execution of repurchase agreements which restrict employees from transferring the Common Stock. Upon retirement, termination of employment, or death, Common Stock must be resold to the Company at the applicable formula price.

Stockholders.

     On March 16, 2001, the Company had the following numbers of stockholders and outstanding shares:

       Class of Stock              Stockholders           Outstanding Shares
       --------------              -------------           ------------------

        Common Stock                   1,377                   29,729,414

Dividends and Prices.

     The chart below sets forth the cash dividends declared or paid on the Common Stock during 1999 and 2000, and the formula price after each dividend payment, in each case adjusted retroactively to reflect a dividend of 3 shares of Common Stock for each outstanding share of Common Stock effected on January 15, 1999.

                                   Dividend
Dividend Declared  Dividend Paid   Per Share  Price Adjusted    Formula Price
-----------------  -------------   ---------  --------------    -------------

October 30, 1998   January 6, 1999   $0.225   December 27, 1998    $15.90
April 30, 1999     May 1, 1999       $0.25    May 1, 1999          $15.65
October 29, 1999   January 5, 2000   $0.27    December 26, 1999    $20.63
April 28, 2000     May 1, 2000       $0.28    May 1, 2000          $20.35
October 27, 2000   January 5, 2001   $0.30    December 30, 2000    $17.70 1

     The Company's current dividend policy is to pay a regular dividend on Common Stock based on a percentage of the prior year's ordinary earnings, with any special dividends to be based on extraordinary earnings.





------------------------
1 On September 30, 2000, the Company distributed the shares of common stock of its subsidiary, Kiewit Materials Company, to holders of Common Stock in a distribution intended to be tax-free for U.S. Federal income tax purposes (see Note 16 of the "Notes to Consolidated financial Statements").


Item 6.     Selected Financial Data.

     The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1996 through 2000, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements.

                                                  Fiscal Year Ended
                                     2000     1999     1998    1997      1996
                              (dollars in millions, except per share amounts)
Results of Operations:
 Revenue                           $4,463    $3,586   $3,053  $2,474   $2,066
                                   ======    ======   ======  ======   ======

 Income from continuing operations $  161    $  137   $  118  $  136   $   92
 Income from discontinued operations   18        28       18      19       16
                                   ------    ------   ------  ------   ------

 Net earnings                      $  179    $  165   $  136  $  155   $  108
                                   ======    ======   ======  ======   ======

Per Common Share:
 Basic:
  Income from continuing operations$ 4.97   $ 4.00    $ 3.53  $ 3.52   $ 2.15
  Income from discontinued operations .57      .81       .54     .48      .38
                                   ------   ------    ------  ------   ------

  Net earnings                     $ 5.54   $ 4.81    $ 4.07  $ 4.00   $ 2.53
                                   ======   ======    ======  ======   ======

Diluted:
 Income from continuing operations $ 4.83   $ 3.91    $ 3.48  $ 3.38   $ 2.07
 Income from discontinued operations  .55      .80       .54     .46      .37
                                   ------   ------    ------  ------   ------

 Net earnings                      $ 5.38   $ 4.71    $ 4.02  $ 3.84   $ 2.44
                                   ======   ======    ======  ======   ======

 Dividends (1)                     $  .58   $  .52    $  .43  $  .38   $  .33
 Formula price (2)                 $17.70   $20.63    $15.90  $12.80   $10.18
 Book value                        $21.56   $24.01    $19.35  $16.10   $12.76

Financial Position:
 Total assets                      $1,426   $1,599    $1,379  $1,342   $1,039
 Current portion of
  long-term debt                   $    1   $    4    $    8  $    5   $    -
 Long-term debt, net of
  current portion                  $   12   $   18    $   13  $   22   $   12

 Redeemable Common Stock (3)       $  696   $  837    $  691  $  652   $  562

-----------------------------------------------------------------------------

(1)     The 2000, 1999, 1998, 1997 and 1996 dividends include $.30, $.27,
 $.225, $.20 and $.175 for dividends declared in 2000, 1999, 1998, 1997 and
 1996 respectively, but paid in January of the subsequent year.

(2) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(3) Ownership of the Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. The Company is generally required to purchase all Common Stock at the formula price. The aggregate redemption value of Common Stock at December 30, 2000 was $571 million.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On September 30, 2000, the Company effected a spin-off of its materials business ("Materials Business") to its stockholders. As described in Note 2 of the Consolidated Financial Statements, the Company has reclassified the results of operations of its Materials Business as discontinued operations.
  The following discussion is on a continuing operations basis.

                        Results of Operations 2000 vs. 1999

     Revenue. Revenue for the twelve months ended December 30, 2000 increased $877 million or 24% from the same time period in 1999. The most significant factor contributing to this increase was a large fiber optic project where installation was being performed only in selected locations during 1999 as compared to nationwide installation being performed during the same period in 2000.

     Contract backlog at December 30, 2000 was nearly $3.3 billion, of which 8.3% is attributable to foreign operations located primarily in Canada.
  Domestic projects are spread geographically throughout the U.S.

     Margin. Margins, as a percentage of revenue, for the twelve months ended December 30, 2000, decreased to 7.3% compared to 8.8% for the same period in 1999. Cost overruns on certain significant projects contributed to the decrease. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

     Gain on Sale of Operating Assets.   Net gains on the disposition of
 property, plant and equipment and other assets decreased to $17 million in the twelve months ended December 30, 2000, from $20 million in the same period in 1999. The decrease is due to fewer sales of excess construction equipment.

     General and Administrative Expenses. General and administrative expenses for the twelve months ended December 30, 2000, increased $29 million to $170 million when compared to the same period in 1999. The increase was attributed primarily to increased compensation of $18 million and increased travel costs of $6 million. As a percentage of revenue, general and administrative expenses decreased from 3.9% in the twelve months ended 1999 to 3.8% in the same period in 2000 as a proportionate increase in administrative costs was not necessary to support the Company's revenue growth.

     Investment Income and Equity Earnings. During the third quarter 2000 and 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and losses of $9 million and $18 million, respectively, were recognized in the Statement of Earnings. Prior to each write-down, this investment had been carried at market value and the write-
down had been recorded as an unrealized loss as a separate component of other comprehensive income. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.

     Gain on Sale of Partnership. On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Consolidated Statement of Earnings.

     Other, Net. Other income is primarily comprised of mine management fee income from Level 3.

     During the first nine months ended September 26, 2000 and for the twelve months ended December 25, 1999, the Company managed three active coal mines for Level 3. On September 26, 2000, the Company acquired Walnut Creek Mining Company, a mine previously managed for Level 3. Primarily, as a result of this acquisition, fees for these services decreased to $29 million for the twelve months ended December 30, 2000 as compared to $33 million for the same period in 1999. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. A significant long-term contract expired in 2000; consequently, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001.

     The U.S. Minerals Management Service has issued an assessment to the Level 3 mines for the underpayment of royalties. Level 3 is vigorously contesting the U.S. Minerals Management Service assessment. If Level 3 is ultimately required to pay the U.S. Minerals Management Service assessment of approximately $20.2 million ($13.0 million of which is principal and $7.2 million of which is interest) the payment would decrease future mine management fees in total by as much as $3.9 million, but will not affect fees previously received.

     Provision for Income Taxes. The effective income tax rates for the twelve months ended December 30, 2000 and December 25, 1999 were 37.5% and 37.6%, respectively. These rates differ from the federal statutory rate of 35% due primarily to state income taxes.

                        Results of Operations 1999 vs. 1998

     Revenue. Revenue for the twelve months ended December 25, 1999 increased $533 million or 17% from the same time period in 1998. The increase is due to favorable market conditions in the business sectors that the Company operates.

     Contract backlog at December 25, 1999 was nearly $4.0 billion of which 5.5% is attributable to foreign operations located primarily in Canada.
  Domestic projects are spread geographically throughout the U.S.

     Margin. Margins, as a percentage of revenue, for the twelve months ended December 25, 1999 were consistent with margins in the same period in 1998, increasing from 8.6% to 8.8%.

     General and Administrative Expenses. General and administrative expenses for the twelve months ended December 25, 1999 were the same as 1998, at $141 million.

     Gain on sale of Operating Assets.   Net gains on the disposition of
 property, plant and equipment and other assets increased to $20 million in the twelve months ended December 25, 1999, from $18 million in the same period in 1998. The increase is due to additional sales of excess construction equipment.

     Investment Income and Equity Earnings. During the third quarter 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and a loss of $18 million was recognized in the Statement of Earnings. Prior to the writedown, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of comprehensive income.

     Other, Net. Other income is primarily comprised of mine management fee income from Level 3.

     During the twelve months ended December 25, 1999 and December 26, 1998, the Company managed three active coal mines for Level 3. Fees for these services for December 26, 1999 were $33 million as compared to $34 million for the same period in 1998. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. After a significant long-term contract expires in 2000, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001.

     The U.S. Minerals Management Service has issued an assessment to the Level 3 mines for the underpayment of royalties. Level 3 is vigorously contesting the U.S. Minerals Management Service assessment. If Level 3 is ultimately required to pay the U.S. Minerals Management Service assessment of approximately $20.2 million ($13.0 million of which is principal and $7.2 million of which is interest) the payment would decrease future mine management fees in total by as much as $3.9 million, but will not affect fees previously received.

     Provision for Income Taxes. The effective income tax rates in 1999 and 1998 were 37.6% and 35.7%, respectively. These rates differ from the federal statutory rate of 35% due primarily to state income taxes.


            Financial Condition - December 30, 2000 vs. December 25, 1999

     Cash and cash equivalents decreased $36 million to $302 million at December 30, 2000 from $338 million at December 25, 1999. The decrease reflects net cash provided by operations of $208 million offset by net cash used in investing activities of $148 million and $96 million used in financing activities.

     Net cash provided by operating activities for the twelve months ended December 30, 2000 decreased by $27 million to $208 million as compared to the same period in 1999. Increased working capital requirements for construction contracts were partially offset by a net earnings increase of $14 million for the twelve months ended December 30, 2000 compared to the same period in 1999. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the twelve months ended December 30, 2000 increased by $68 million to $148 million as compared to the same period in 1999. This increase was due to an increase in acquisitions of $136 million, additional capital expenditures of $15 million, a decrease in proceeds from the sale of property, plant and equipment in the ordinary course of business of $8 million, an increase in additions to notes receivable of $2 million and a decrease in payments received on notes receivable of $1 million. These changes were partially offset by a decrease in purchases of marketable securities of $2 million, proceeds from sale of partnership of $86 million and a $6 million increase in proceeds from the sale of marketable securities.

     Net cash used in financing activities for the twelve months ended December 30, 2000 increased by $49 million to $96 million as compared to the same time period in 1999. This increase was due to an increase in repurchases of common stock of $25 million, an increase in dividends paid of $2 million over 1999 amounts and cash distributed in connection with the Materials Spin-off of $47 million. These changes were partially offset by a decrease in payments on long-term debt of $18 million and an increase in issuance of common stock of $7 million.

     The Company continues to explore opportunities to acquire additional businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of December 30, 2000, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the twelve months ended December 30, 2000 and December 25, 1999 of $18 million and $16 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

     The Company does not believe that the spin-off of its Materials Business will have an adverse impact on its liquidity or material commitments, since earnings generated from the Materials Business have historically been reinvested in the Materials Business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities.
  The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on satisfactory terms.
  The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

     New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Adoption of this statement will not materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

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

Item 8.     Financial Statements and Supplementary Data.


                          REPORT OF INDEPENDENT ACCOUNTANTS






The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in redeemable common stock and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Peter Kiewit Sons', Inc. and its subsidiaries at December 30, 2000, and December 25, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP

Omaha, Nebraska
March 5, 2001


                       PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                          Consolidated Statements of Earnings
                   For the three fiscal years ended December 30, 2000


(dollars in millions,
except per share data)                        2000       1999       1998
------------------------------------------------------------------------

Revenue                                    $ 4,463    $ 3,586    $ 3,053
Cost of revenue                             (4,138)    (3,272)    (2,791)
                                           -------    -------    -------
                                               325        314        262

General and administrative expenses           (170)      (141)      (141)
Gain on sale of operating assets                17         20         18
                                           -------    -------    -------

Operating earnings                             172        193        139

Other income (expense):
   Investment income and equity earnings        13          -         12
   Interest expense                             (4)        (7)        (8)
   Gain on sale of partnership interest         45          -          -
   Other, net                                   33         35         42
                                           -------    -------    -------
                                                87         28         46
                                           -------    -------    -------

Earnings before income taxes, minority interest
  and discontinued operations                  259        221        185

Minority interest in net earnings of
  Subsidiaries                                  (1)        (1)        (1)

Provision for income taxes                     (97)       (83)       (66)
                                           -------    -------    -------

Earnings from continuing operations            161        137        118

Discontinued operations:
  Income from materials operations, net of income tax
   expense of $12, $17 and $12                  18         28         18
                                           -------    -------    -------

Net earnings                               $   179    $   165    $   136
                                           =======    =======    =======

Earnings per share:

Continuing operations:
  Basic                                    $  4.97    $  4.00    $  3.53
                                           =======    =======    =======
  Diluted                                  $  4.83    $  3.91    $  3.48
                                           =======    =======    =======

Discontinued operations:
  Basic                                    $   .57    $   .81    $   .54
                                           =======    =======    =======
  Diluted                                  $   .55    $   .80    $   .54
                                           =======    =======    =======
Net earnings:
  Basic                                    $  5.54    $  4.81    $  4.07
                                           =======    =======    =======
  Diluted                                  $  5.38    $  4.71    $  4.02
                                           =======    =======    =======

------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                        PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                               Consolidated Balance Sheets
                        December 30, 2000 and December 25, 1999



  (dollars in millions)                         2000         1999
-------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                   $  302       $  338
  Marketable securities                            5           12
  Receivables, less allowance of $4 and $7       463          507
  Unbilled contract revenue                       97           73
  Contract costs in excess of related revenue     58           31
  Investment in construction joint ventures      138          197
  Deferred income taxes                           60           60
  Other                                           10           21
                                              ------       ------
Total current assets                           1,133        1,239

Property, plant and equipment, at cost:
  Land                                            24           40
  Buildings                                       60           51
  Equipment                                      528          660
                                              ------       ------
                                                 612          751
  Less accumulated depreciation and amortization(424)        (508)
                                              ------       ------
Net property, plant and equipment                188          243

Other assets                                      96          117
Deferred income taxes                              9            -
                                              ------       ------

                                              $1,426       $1,599
                                              ======       ======

-----------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                  December 30, 2000 and December 25, 1999



  (dollars in millions)                         2000         1999
-------------------------------------------------------------------------

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable, including retainage of
   $56 and $50                                 $  223       $  270
  Current portion of long-term debt                 1            4
  Accrued costs on construction contracts         133          120
  Billings in excess of related costs and
   earnings                                       145          122
  Accrued insurance costs                          64           84
  Accrued payroll                                  34           36
  Other                                            22           26
                                               ------       ------
Total current liabilities                         622          662

Long-term debt, less current portion               12           18

Deferred income taxes                               -            2
Other liabilities                                  82           67

Minority interest                                  14           13

Preferred stock, no par value, 250,000 shares authorized,
  no shares outstanding                             -            -
Redeemable common stock ($571 million aggregate redemption value):
  Common stock, $.01 par value, 125 million shares authorized
  32,259,640 and 34,876,718 outstanding             -            -
  Additional paid-in capital                      185          175
  Accumulated other comprehensive loss             (7)         (10)
  Retained earnings                               518          672
                                               ------       ------
Total redeemable common stock                     696          837
                                               ------       ------
                                               $1,426       $1,599
                                               ======       ======

------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the three fiscal years ended December 30, 2000
  (dollars in millions)                       2000       1999       1998
-----------------------------------------------------------------------------

Cash flows from operations:
 Net earnings                               $  179     $  165     $  136
 Adjustments to reconcile net earnings to
  net cash provided by operations:
   Depreciation and amortization                72         73         71
   Gain on sale of property, plant and
    equipment and other investments, net        (8)        (2)       (20)
   Gain on sale of partnership interest        (45)         -          -
   Equity earnings, net of distributions        (7)       (13)         -
   Change in other noncurrent liabilities        7          -         (7)
   Deferred income taxes                        (8)        (2)         5
   Change in working capital items:
    Receivables                                (15)       (41)        (6)
    Unbilled contract revenue and contract
     costs in excess of related revenue        (51)        10          5
   Investment in construction joint ventures    63         (8)       (13)
   Other current assets                         (1)        10          1
   Accounts payable                              4         42         (6)
   Accrued construction costs and billings in
    excess of revenue on uncompleted contracts  36        (16)        28
   Accrued payroll                              (2)         -          3
   Change in outstanding checks in excess of funds
    on deposit                                 (20)        43        (21)
   Other liabilities                            (5)        (8)         2
   Other                                         9        (18)        (3)
                                            ------     ------     ------
Net cash provided by operations                208        235        175

Cash flows from investing activities:
 Proceeds from sales and maturities of
  marketable securities                          9          3         24
 Purchases of marketable securities             (5)        (7)        (7)
 Proceeds from sale of property, plant
  and equipment                                 24         32         25
 Acquisitions, net of cash acquired           (172)       (36)       (13)
 Proceeds from sale of partnership interest     86          -          -
 Capital expenditures                          (90)       (75)       (87)
 Additions to notes receivable                  (4)        (2)       (20)
 Payments received on notes receivable           4          5          5
                                            ------     ------     ------
Net cash used in investing activities         (148)       (80)       (73)

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                       PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows
                For the three fiscal years ended December 30, 2000

  (dollars in millions)                       2000       1999       1998
-----------------------------------------------------------------------------

Cash flows from financing activities:
  Long-term debt borrowings                $     5     $    5     $    4
  Short-term debt borrowings, net                -          -         (5)
  Payments on long-term debt                    (4)       (22)         -
  Issuances of common stock                     32         25         67
  Repurchases of common stock                  (64)       (39)       (35)
  Dividends paid                               (18)       (16)       (13)
  Exchange of Class C Stock for Level 3's
   Class D Stock, net                            -          -       (122)
  Cash distributed in connection with
   Materials spin-off                         (47)         -          -
                                            ------     ------     ------
Net cash used in financing activities          (96)       (47)      (104)

Effect of exchange rates on cash                 -          3         (3)
                                            ------     ------     ------

Net (decrease) increase in cash and
 cash equivalents                              (36)       111         (5)

Cash and cash equivalents at beginning of year 338        227        232
                                            ------     ------     ------

Cash and cash equivalents at end of year    $  302     $  338     $  227
                                            ======     ======     ======

Supplemental disclosures of cash flow information:
  Taxes paid                                $  124     $   95     $   91
  Interest paid                             $    5     $    4     $    5

Non-cash financing activities:
  Conversion of convertible debentures to
   Common Stock                             $    -     $    -     $  (10)

Exchange of convertible debentures for materials
stock (Note 16)                             $   (7)    $    -     $    -
--------------

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Redeemable Common Stock and
                            Comprehensive Income (Loss)
               For the three fiscal years ended December 30, 2000
                                                             Accumulated                 Total
                                      Redeemable Additional     Other                  Redeemable
                                       Common      Paid-in  Comprehensive   Retained     Common
(dollars in millions)                   Stock      Capital   Income (Loss)  Earnings     Stock
------------------------------------------------------------------------------------------------

Balance at December 28, 1997    $  1    $ 117    $  (18)    $  552    $  652


Dividends (a)                      -        -         -        (13)      (13)
Issuance of stock                  -       77         -          -        77
Repurchase of stock                -       (7)        -        (28)      (35)
Exchange of Class C stock for Class
  D stock, net                     -      (27)        -        (95)     (122)
Change in par value of
  common stock                    (1)       1         -          -         -

Comprehensive income:
  Net earnings                     -        -         -        136       136
  Other comprehensive income:
  Foreign currency adjustment      -        -        (1)         -        (1)
  Change in unrealized holding
   loss, net of tax                -        -        (3)         -        (3)
                                                                      ------

  Total other comprehensive income                                        (4)
                                                                      ------

Total comprehensive income                                               132
                               ----     -----    ------     ------    ------

Balance at December 26, 1998      -       161       (22)       552       691


Dividends (a)                     -         -         -        (17)      (17)
Issuance of stock                 -        25         -          -        25
Repurchase of stock               -       (11)        -        (28)      (39)

Comprehensive income:
  Net earnings                    -         -         -        165       165
  Other comprehensive income:
  Foreign currency adjustment     -         -         1          -         1
  Change in unrealized holding
   loss, net of tax               -         -        11          -        11
                                                                      ------

  Total other comprehensive income                                        12
                                                                      ------

Total comprehensive income                                               177
                               ----     -----    ------     ------    ------

Balance at December 25, 1999      -       175       (10)       672       837

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Consolidated Statements of Changes in Redeemable Common Stock and
                           Comprehensive Income (Loss)
              For the three fiscal years ended December 30, 2000
                                                             Accumulated                 Total
                                      Redeemable Additional     Other                  Redeemable
                                       Common      Paid-in  Comprehensive   Retained     Common
(dollars in millions)                   Stock      Capital   Income (Loss)  Earnings     Stock
-------------------------------------------------------------------------------------------------
Dividends (a)                    -         -            -      (18)      (18)
Issuance of stock                -        32            -        -        32
Repurchase of stock              -       (16)           -      (48)      (64)

Exchange of Common Stock
  for Materials Stock            -        (6)           -      (16)      (22)
Materials spin-off               -         -            -     (251)     (251)

Comprehensive income:
  Net earnings                   -         -            -      179       179
  Other comprehensive income:
  Foreign currency adjustment    -         -            -        -         -
  Change in unrealized holding
   loss, net of tax              -         -            3        -         3
                                                                       -----

  Total other comprehensive
   Income                        -         -            -        -         3
                                                                       -----

Total comprehensive income       -         -            -        -       182
                             -----     -----        -----    -----     -----

Balance at December 30, 2000 $   -     $ 185        $  (7)   $ 518     $ 696
                             =====     =====        =====    =====     =====

-----------------------------------------------------------------------------

(a) Dividends per share include $.30, $.27 and $.225 for dividends declared in 2000, 1999 and 1998 but paid in January of the following year.

See accompanying notes to consolidated financial statements.



                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation:

 Peter Kiewit Sons', Inc. (the "Company") was formed by its former parent, Level 3 Communications, Inc. (formerly Peter Kiewit Sons', Inc.) ("Level 3"), in connection with a transaction (the "Transaction") intended to separate the Construction and Materials Businesses and the diversified business of Level 3 into two independent companies. On March 31, 1998, as part of the Transaction, Level 3 transferred all of the common stock of Kiewit Construction Group Inc., as well as certain other assets and liabilities related to the construction and materials businesses, which together comprised the Construction and Mining Group (the "Construction & Mining Group"), to the Company. As the Construction & Mining Group comprised all of the net assets and operations of the Company at the time of the Transaction, the Construction & Mining Group is the Company's predecessor. Thus, the term "the Company", as used herein, refers to Peter Kiewit Sons', Inc., its predecessor, and its consolidated subsidiaries.

2.     Discontinued Operations:

 In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated statements of earnings of the Company have been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that was effected on September 30, 2000 (Note 16). Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Statements of Earnings. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated condensed financial statements.

Summarized financial information for the discontinued operations follows:

(dollars in millions)                                   2000    1999    1998

Revenues                                              $  360  $  437   $  333
                                                      ======  ======   ======
Income from discontinued operations (after applicable
 income taxes of $13, $17 and $12)                    $   20  $   28   $   18
Loss on disposal of business* (after applicable income
 tax benefit of $1)                                       (2)      -        -
                                                      ------  ------   ------
Income from discontinued operations                   $   18  $   28   $   18
                                                      ======  ======   ======

                                                           December 25, 1999
                                                           -----------------

Current assets                                                 $   144
Total assets                                                   $   277
Current liabilities                                            $    51
Total liabilities                                              $    67
Net assets of discontinued operations                          $   210

 In connection with the spin-off, the company distributed $352 million of total assets, including $47 million of cash and total liabilities of $72 million.

*The loss on disposal of the Materials Business for the twelve months ended
 December 30, 2000 reflects the costs directly associated with the disposition.



                       PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.     Dispositions and Acquisitions:

On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $31 million. On August 4, 2000, the company acquired substantially all of the assets of Fort Calhoun Stone Company, a limestone quarry located in Washington County, Nebraska, for $42 million. During the first nine months of 2000, the Company also acquired the assets of various materials operations for $7 million. Notes payable of $2 million were issued in connection with the purchases. These operations were included with the spin-off of the Company's Materials Business (Note 16).

On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Statement of Earnings.

On September 26, 2000, the Company acquired 100% of Walnut Creek Mining
 Company, a lignite mining business located in Robertson County, Texas, for $94 million. The fair value of the identifiable assets acquired and liabilities assumed was $110 million and $16 million, respectively.
  Identifiable intangibles assets related to this purchase will be amortized over their useful life of 15 years. No goodwill related to this transaction was recorded. The following unaudited, pro-forma financial information assumes the acquisition occurred at the beginning of 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1999, or the results which may occur in the future.

 (dollars in millions)                                   2000         1999
-----------------------------------------------------------------------------

  Revenue                                               $4,489       $3,619
  Net earnings                                          $  183       $  171
  Net earnings per share:
   Basic                                                $ 5.67       $ 5.00
   Diluted                                              $ 5.51       $ 4.89


4.     Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and subsidiaries in which it has or had control. Investments in construction joint ventures and partnerships in which the Company exercises significant influence over operating and financial policies are accounted for by the equity method in the consolidated balance sheet. The Company accounts for its share of the operations of the construction joint ventures and partnerships on a pro rata basis in the consolidated statements of earnings. Prior to their spin-off, investments in materials limited liability companies in which the Company exercised significant influence over operations and financial policies were accounted for by the equity method. The Company accounted for its share of a materials joint venture on a pro rata basis. All significant intercompany accounts and transactions have been eliminated.




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

 The Company uses the percentage of completion method of accounting on long-term construction contracts and joint ventures. Under the percentage of completion method, an estimated percentage for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated revenue. Provision is made for the entire amount of future estimated losses on contracts and joint ventures in progress; claims for additional contract compensation, however, are not reflected in the accounts until the period in which such claims are allowed.
  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

 In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

Coal Sales Contracts:

 The Company recognizes coal sales revenue at the time the product is delivered and all contractual obligations have been satisfied.

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


4.     Summary of Significant Accounting Policies, Continued:

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

Foreign Currencies:

 The local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenue and expenses are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are recorded as adjustments to accumulated other comprehensive income (loss).




                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.     Summary of Significant Accounting Policies, Continued:

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

                                                        2000    1999    1998
                                                        ----    ----    ----

Earnings from continuing operations (in millions)     $  161  $  137  $  118

Earnings from discontinued operations                     18      28      18
                                                      ------  ------  ------

Net earnings available to common stockholders            179     165     136

Add:  Interest expense, net of tax effect,
  associated with convertible debentures                   *       *       *
                                                      ------  ------  ------

Net earnings for diluted shares                       $  179  $  165  $  136
                                                      ======  ======  ======

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)                   32,284  34,299  33,396

Additional dilutive shares assuming
  conversion of convertible debentures                 1,041     753     432
                                                      ------  ------  ------

Total number of shares used to compute
  diluted earnings per share                          33,325  35,052  33,828
                                                      ======  ======  ======

Continuing operations:
  Basic earnings per share                            $ 4.97  $ 4.00  $ 3.53
  Diluted earnings per share                          $ 4.83  $ 3.91  $ 3.48

Discontinued operations:
  Basic earnings per share                            $  .57  $  .81  $  .54
  Diluted earnings per share                          $  .55  $  .80  $  .54

Net earnings:
  Basic earnings per share                            $ 5.54  $ 4.81  $ 4.07
  Diluted earnings per share                          $ 5.38  $ 4.71  $ 4.02

* Interest expense attributable to convertible debentures was less than $.5 million.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.     Summary of Significant Accounting Policies, Continued:

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

Recent Pronouncements:

 In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities.
  This statement is effective for all fiscal years beginning after June 15, 2000. Adoption of this statement will not materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

Stock Split:

 On January 11, 1999, the Company declared a four-for-one stock split in the form of a stock dividend of three shares of Common Stock for each share issued and outstanding, payable on January 15, 1999. All share and per share amounts for all periods presented have been retroactively restated to reflect the stock split.

Fiscal Year:

 The Company has a 52-53 week fiscal year which ends on the last Saturday in December. The year 2000 was a 53-week year and 1999 and 1998 were 52-week years.

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

 Outstanding checks in excess of funds on deposit in the amount of $81 million and $100 million at December 30, 2000 and December 25, 1999 have been reclassified to accounts payable.

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

 The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of marketable securities and marketable non-current investments at December 30, 2000 and December 25, 1999:

                                        Unrealized   Unrealized
                              Amortized   Holding     Holding       Fair
(dollars in millions)            Cost      Gains       Losses      Value
-----------------------------------------------------------------------------
2000
----
Marketable securities:
  U.S. debt securities        $    5     $    -       $    -      $    5
                              ======     ======       ======      ======

Non-current investments:
  Equity securities           $    2     $    -       $    -      $    2
                              ======     ======       ======      ======
1999
----
Marketable securities:
  U.S. debt securities        $   12     $    -       $    -      $   12
                              ======     ======       ======      ======

Non-current investments:
  Equity securities           $   12     $    -       $   (4)     $    8
                              ======     ======       ======      ======
-----------------------------------------------------------------------------

For debt securities, amortized costs do not vary significantly from principal amounts. Realized gains and losses on sales of marketable securities were each less than $1 million in fiscal 2000, 1999 and 1998.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.     Disclosures about Fair Value of Financial Instruments, Continued:

The contractual maturities of the debt securities are from one to five years.

During 2000 and 1999, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and losses of $9 million and $18 million, respectively, were recognized in the Statement of Earnings. Prior to each write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of accumulated other comprehensive income. As a result, this write-down had no effect on total comprehensive income or total redeemable common stock. Subsequent changes in the market value of the security will be included as a separate component of accumulated other comprehensive income (loss).

Retainage on Construction Contracts:

Receivables at December 30, 2000 and December 25, 1999 include approximately $116 million and $90 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $29 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage, which are not yet due. Also included in accounts receivable are $10 million and $15 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income
(loss), net of tax.

Long-term Debt:

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.     Investment in Construction Joint Ventures and Partnership:

The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs. On September 27, 2000, the Company sold its 49% interest in the Aker Gulf Marine construction partnership. The partnership engaged in the engineering, construction, fabrication and installation of steel and concrete structures.

Summary joint venture and partnership financial information follows:

Financial Position (dollars in millions)                  2000        1999
-----------------------------------------------------------------------------

Total Joint Ventures and Partnership

  Current assets                                         $  755      $  866
  Other assets (principally construction equipment)         101         105
                                                         ------      ------
                                                            856         971

  Current liabilities                                      (619)       (600)
                                                         ------      ------
   Net assets                                            $  237      $  371
                                                         ======      ======
Company's Share

  Equity in net assets                                   $  133      $  192
  Receivable from joint ventures and partnership              5          52
                                                         ------      ------
                                                            138         244

  Less:  Construction partnership (Note 7)                    -         (47)
                                                         ------      ------
   Investment in construction joint ventures             $  138      $  197
                                                         ======      ======

Operations (dollars in millions)                  2000       1999       1998
-----------------------------------------------------------------------------
Total Joint Ventures and Partnership

  Revenue                                        $1,129     $1,841     $2,237
  Costs                                           1,162      1,692      2,082
                                                 ------     ------     ------
   Operating income (loss)                       $  (33)    $  149     $  155
                                                 ======     ======     ======

Company's Share

  Revenue                                        $  604     $  908     $1,116
  Costs                                             627        833      1,024
                                                 ------     ------     ------
   Operating income (loss)                       $  (23)    $   75     $   92
                                                 ======     ======     ======

Depreciation is computed by the joint ventures and partnership using straight-line and declining balance methods over the estimated useful lives of the assets which range from 2 to 20 years.



                        PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.     Other Assets:

Other assets consist of the following at December 30, 2000 and December 25, 1999:

(dollars in millions)                                   2000       1999
----------------------------------------------------------------------------
Marketable securities (Note 5)                         $   2      $   8
Equity method investment                                   6          5
Other investments at cost                                  3          -
Construction partnership (Note 6)                          -         47
Goodwill, net of accumulated amortization of $11 and $15   8         40
Other intangibles, net of accumulated amortization of $1  62          -
Land option                                                -          2
Notes receivable                                          15         15
                                                       -----      -----
                                                       $  96      $ 117
                                                       =====      =====

The marketable securities are an investment in a publicly traded company.

The notes receivable are primarily non-interest bearing employee notes.

The equity method investment is a 33% interest in a concrete products business that is not publicly traded and does not have a readily determinable market value.

Financial data relating to the equity method investment is summarized below:

(dollars in millions)                        2000      1999      1998
-----------------------------------------------------------------------------
Current assets                              $  19    $  11
Property, plant and equipment, net              7         6
Other noncurrent assets                        1         -
                                            -----     -----
                                               27        17

Current liabilities                           (11)       (4)
                                            -----     -----
  Net assets                                $  16     $  13
                                            =====     =====
Equity in net assets                        $   6     $   5
                                            =====     =====
Revenue                                     $   55    $   37    $   80
                                            ======    ======    ======
Gross margin                                $    8    $    7    $   21
                                            ======    ======    ======
Net earnings                                $    3    $    3    $   16
                                            ======    ======    ======
Equity in net earnings                      $    1    $    1    $    6
                                            ======    ======    ======



                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     Long-Term Debt:

At December 30, 2000 and December 25, 1999, long-term debt consisted of the following:

(dollars in millions)                              2000               1999
-----------------------------------------------------------------------------

7.35% - 8.25% Convertible debentures, 2007-2009   $  11              $  14
Stockholder notes and other                           2                  8
                                                  -----              -----
                                                     13                 22
Less current portion                                  1                  4
                                                  -----              -----
                                                  $  12              $  18
                                                  =====              =====

The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. At December 30, 2000, 1,366,869 shares of stock were reserved for future conversions.

Scheduled maturities of long-term debt are as follows (in millions): 2001 - $1; 2002 - $1; 2003 - $0; 2004 - $0, 2005 - $0 and 2006 and thereafter - $11.



                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


9.     Income Taxes:

An analysis of the income tax (provision) benefit relating to earnings before income taxes, minority interest and discontinued operations for the three years ended December 30, 2000 follows:

(dollars in millions)                 2000        1999        1998
-----------------------------------------------------------------------------
Current:
  U.S. federal                       $ (85)      $ (72)      $ (46)
  Foreign                              (10)         (4)         (5)
  State                                (10)         (9)        (10)
                                     -----       -----       -----
                                      (105)        (85)        (61)

Deferred:
  U.S. federal                           4           6          (7)
  Foreign                                4          (2)          2
  State                                  -          (2)          -
                                     -----       -----       -----
                                         8           2          (5)
                                     -----       -----       -----
                                     $ (97)      $ (83)      $ (66)
                                     =====       =====       =====

The United States and foreign components of earnings, for tax reporting purposes, before income taxes, minority interest and discontinued operations follows:

(dollars in millions)                 2000         1999        1998
-----------------------------------------------------------------------------
United States                        $ 254        $ 222       $ 183
Foreign                                  5           (1)          2
                                     -----        -----       -----
                                     $ 259        $ 221       $ 185
                                     =====        =====       =====

A reconciliation of the actual (provision) benefit for income taxes and the tax computed by applying the U.S. federal rate (35%) to the earnings before income taxes, minority interest and discontinued operations for the three years ended December 30, 2000 follows:

(dollars in millions)                 2000         1999        1998
-----------------------------------------------------------------------------
Computed tax at statutory rate       $ (91)       $ (77)      $ (65)
State income taxes                      (6)          (7)         (6)
Other                                    -            1           5
                                     -----        -----       -----
                                     $ (97)       $ (83)      $ (66)
                                     =====        =====       =====

Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries, are not expected to be significant.



                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     Income Taxes, Continued:

The components of the net deferred tax assets for the years ended December 30, 2000 and December 25, 1999 were as follows:

(dollars in millions)                         2000           1999
----------------------------------------------------------------------------
Deferred tax assets:
  Construction accounting                    $  31          $  26
  Investments in construction joint ventures    30             24
  Insurance claims                              27             34
  Other                                          7             11
                                             -----          -----
Total deferred tax assets                       95             95

Deferred tax liabilities:
  Asset bases/accumulated depreciation           6             15
  Other                                         20             22
                                             -----          -----
Total deferred tax liabilities                  26             37
                                             -----          -----

Net deferred tax assets                      $  69          $  58
                                             =====          =====

10.     Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. These contributions are included in the cost of revenue. Under federal law, The Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

Approximately 19% of the employees of the Company are covered under the Company's profit sharing plan. The expense related to the profit sharing plan was $8 million in 2000, $4 million in 1999 and $3 million in 1998.

11.     Redeemable Common Stock:

Ownership of Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the Common Stock. The Company is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, for the three fiscal years ended December 30, 2000, were as follows:

          Balance at December 28, 1997                       40,529,372
          Shares issued in 1998                               6,852,196
          Shares repurchased in 1998                        (11,688,748)
                                                            -----------
          Balance at December 26, 1998                       35,692,820
          Shares issued in 1999                               1,622,550
          Shares repurchased in 1999                         (2,438,652)
                                                            -----------
          Balance at December 25, 1999                       34,876,718
          Shares issued in 2000                               1,559,150
          Shares repurchased in 2000                         (4,176,228)
                                                            -----------
          Balance at December 30, 2000                       32,259,640
                                                            ===========



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 12.     Segment and Geographic Data:

The Company primarily operates in the construction industry and currently has one reportable operating segment. The Company's other operations consist of the coal mining operation acquired on September 26, 2000. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. As described in Note 2, the Company has reclassified the results of operations of its Materials Business as discontinued operations. The Materials Business was previously disclosed as a separate operating segment. The following segment data have been restated to exclude amounts related to the Materials Business.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company as described in Note 13 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

Segment Data                     2000              1999*              1998*

                         ----------------------------------------------------
(dollars in millions)           Construction Other     Construction Other      Construction Other
----------------------------    ------------ -----     ------------ -----      ------------ -----
Revenue-external
customers                 $4,451   $ 12      $3,586   $  -     $3,053    $  -
                          ======   ====      ======   ====     ======    ====
Depreciation and
Amortization              $   53   $  2      $   54   $  -     $   63    $  -
                          ======   ====      ======   ====     ======    ====

Operating earnings        $  174   $ (2)     $  193   $  -     $  139    $  -
                          ======   ====      ======   ====     ======    ====

-----------------------------------------------------------------------------
* As restated.



                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.     Segment and Geographic Data (Continued):

Geographic Data (dollars in millions)           2000      1999      1998
-----------------------------------------------------------------------------

Revenue, by location of services provided:
  United States                                $4,269    $3,480    $2,956
  Canada                                          194        87        77
  Other                                             -        19        20
                                               ------    ------    ------
                                               $4,463    $3,586    $3,053
                                               ======    ======    ======

Long-lived assets:
  United States                               $  184     $  239
  Canada                                           4          4
                                              ------     ------
                                              $  188     $  243
                                              ======     ======

During 2000 and 1999, revenue recognized from Level 3 represented 39.8% and 24.5%, respectively, of the Company's total revenue.

13.     Management Fees:

During 2000, 1999 and 1998, the Company managed three active coal mines for Level 3. Fees for these services were $29 million, $33 million and $34 million for 2000, 1999 and 1998, respectively. On September 26, 2000, the Company acquired Walnut Creek Mining Company, a mine previously managed for Level 3. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3.
The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. A significant long-term contract expired in 2000; consequently, adjusted operating earnings at the mines will decrease substantially, thereby decreasing the annual management fee earned by the Company to approximately $6 million in 2001.

The U.S. Minerals Management Service has issued an assessment to the Level 3 mines for the underpayment of royalties. Level 3 is vigorously contesting the U.S. Minerals Management Service assessment. If Level 3 is ultimately required to pay the U.S. Minerals Management Service assessment of approximately $20.2 million ($13.0 million of which is principal and $7.2 million of which is interest), the payment would decrease future mine management fees in total by as much as $3.9 million, but will not affect fees previously received.



                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     Other Comprehensive Income:

Other comprehensive income (loss) consisted of the following (dollars in millions):


                                                          Tax
                                                       (Expense)
                                            Before Tax  of Benefit  After Tax
                                            ----------  ----------  ---------

For the year ended December 26, 1998
------------------------------------
Foreign currency translation adjustments     $   (2)      $   1      $   (1)

Unrealized holding loss:
  Unrealized holding losses arising during
   the period                                    (4)          1          (3)
                                             ------       -----      ------

Other comprehensive income December 26, 1998 $   (6)      $   2      $   (4)
                                             ======       =====      ======

For the year ended December 25, 1999
------------------------------------
Foreign currency translation adjustments     $     1      $   -      $    1
                                             -------      -----      ------

Unrealized holding loss:
  Unrealized holding losses arising
   during period                                  (1)         -          (1)
  Less reclassification adjustment for losses
   realized in net earnings                       18         (6)         12
                                              ------      -----      ------
                                                  17         (6)         11
                                              ------      -----      ------
Other comprehensive income December 25, 1999  $   18      $  (6)     $   12
                                              ======      =====      ======

For the year ended December 30, 2000
------------------------------------
Unrealized holding loss:
  Unrealized holding losses arising
   during the period                          $   (5)     $   2      $   (3)
  Less reclassification adjustment for losses
   realized in net earnings                        9         (3)          6
                                              ------      -----      ------
Other comprehensive income December 30, 2000  $    4      $  (1)     $    3
                                              ======      =====      ======



                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     Other Comprehensive Income, Continued:

Accumulated other comprehensive income (loss) consisted of the following (dollars in millions):

                                Foreign       Unrealized       Accumulated
                                Currency        Holding           Other
                               Translation    Gain/(Loss)     Comprehensive
                               Adjustments   on Securities    Income (Loss)
                               -----------   -------------    -------------

Balance at December 27, 1997    $   (7)       $   (11)        $   (18)

Change during the year              (1)            (3)             (4)
                                ------        -------         -------

Balance at December 26, 1998        (8)           (14)            (22)

Change during the year               1             11              12
                                ------        -------         -------

Balance at December 25, 1999        (7)            (3)            (10)

Change during the year               -              3               3
                                ------        -------         -------

Balance at December 30, 2000    $   (7)       $     -         $    (7)
                                ======        =======         =======

15.     Related Party Transactions

During 2000, 1999 and 1998, the Company was involved in transactions with Kiewit Materials Company as follows:

(dollars in millions)                2000           1999           1998
-----------------------------------------------------------------------------

Sole contract costs                 $  14          $  10          $   7
Administrative service fee income   $   2          $   4          $   1
Interest expense                    $   1          $   3          $   3
Interest income                     $   2          $   1          $   1
Asset acquisitions                  $   -          $   2          $   -

Receivables at December 30, 2000 and December 25, 1999 include $15 million and $6 million, respectively, due from Kiewit Materials Company.



                        PETER KIEWIT SONS', INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


16.     Other Matters:

Materials Spin-Off:

On September 30, 2000, the Company distributed all of the 32,288,840 shares of common stock of its former subsidiary, Kiewit Materials Company ("Materials"), it then held to stockholders of the Company in a Spin-off (the "Materials Spin-off"). In the Materials Spin-off, each stockholder of the Company received one share of Materials common stock ("Materials Stock") for each share of Common Stock they held on the record date for the Materials Spin-off. Prior to the Materials Spin-off, the Company also completed a share exchange offer and debenture exchange offer, pursuant to which holders of Common Stock and the Company's convertible debentures collectively exchanged 1,081,226 shares of Common Stock and $13,095,000 principal amount of the Company's convertible debentures for: (1) 4,055,029 shares of Materials Stock; (2) $670,000 principal amount of Materials convertible debentures; and (3) $5,475,045 principal amount of the Company's new reduced principal convertible debentures. As a result of the Materials Spin-off, the Company and Materials now operate as two separate independent companies.

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



                       PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     Other Matters, (Continued):

Level 3 Spin-Off:

In connection with the spin-off of the Company from Level 3 in 1998 ("Level 3 Spin-off"), various agreements were entered into including a Separation Agreement (the "Level 3 Separation Agreement"), a Tax Sharing Agreement (the "Level 3 Tax Sharing Agreement") and an amended Mine Management Agreement.

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

The amended Mine Management Agreement, pursuant to which the Company provides mine management and related services to Level 3's coal mining operations, provides the Company with a right of offer in the event that Level 3 would determine to sell any or all of its coal mining properties. Under the right of offer, Level 3 would be required to offer to sell those properties to the Company at the price that Level 3 would seek to sell the properties to a third party. If the Company declined to purchase the properties at that price, Level 3 would be free to sell them to a third party for an amount greater than or equal to that price. If Level 3 sold the properties to a third party, thus terminating the amended Mine Management Agreement, it would be required to pay the Company an amount equal to the discounted present value of the amended Mine Management Agreement, determined, if necessary, by an appraisal process.



                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     Other Matters, (Continued):

Other:

The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

The Company leases various buildings and equipment under both operating and capital leases. Minimum rental payments on buildings and equipment subject to noncancellable operating leases during the next 25 years aggregate $31 million.

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of December 30, 2000, the Company had outstanding letters of credit of approximately $166 million.


17.     Quarterly Information (Unaudited):

                                  March             June           September        December
                                  -----             -----          ---------        --------
(dollars in millions,
except per share data)        2000     1999     2000     1999     2000    1999     2000    1999
-----------------------------------------------------------------------------
Revenue                $ 986  $ 673  $1,189 $ 887  $1,314 $ 960  $ 974 $1,066
                       =====  =====  ====== =====  ====== =====  ===== ======

Gross profit           $  44  $  34  $  95  $  65  $  51  $  82  $ 135  $ 133
                       =====  =====  =====  =====  =====  =====  =====  =====

Income from continuing
  operations           $  11  $   8  $  42  $  29  $  40  $  27  $  68  $  73
Income from discontinued
  operations           $   3  $   4  $   8  $   6  $   7  $   8  $   -  $  10
                       -----  -----  -----  -----  -----  -----  -----  -----

Net earnings           $  14  $  12  $  50  $  35  $  47  $  35  $  68  $  83
                       =====  =====  =====  =====  =====  =====  =====  =====
Earnings per common share - basic:
  Income from continuing
   operations          $ .34  $ .22  $1.32  $ .88  $1.20  $ .78  $2.11  $2.09
  Income from discontinued
   operations            .11    .13    .25    .16    .22    .23      -    .28
                       -----  -----  -----  -----  -----  -----  -----  -----
  Net earnings         $ .45  $ .35  $1.57  $1.04  $1.42  $1.01  $2.11  $2.37
                       =====  =====  =====  =====  =====  =====  =====  =====

Earnings per common share - diluted:
  Income from continuing
   operations          $ .34  $ .21  $1.28  $ .86  $1.17  $ .76  $2.04  $2.03
  Income from discontinued
   operations            .10    .13    .24    .16    .21    .23      -    .28
                       -----  -----  -----  -----  -----  -----  -----  -----
  Net earnings         $ .44  $ .34  $1.52  $1.02  $1.38  $ .99  $2.04  $2.31
                       =====  =====  =====  =====  =====  =====  =====  =====

Dividends paid
per share              $ .27  $.225  $ .28  $ .25  $   -  $   -  $   -  $   -
                       =====  =====  =====  =====  =====  =====  =====  =====



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

Item 11.     Executive Compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Item 13.     Certain Relationships and Related Transactions.

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission. However, certain information is set forth in Item 4A "Executive Officers of the Registrant" above.

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)     The following documents are filed as part of this report:

     1. Consolidated Financial Statements as of December 30, 2000 and December 25, 1999 and for the three years ended December 30, 2000:

     Report of Independent Accountants dated March 16, 2001 of
     PricewaterhouseCoopers LLP
     Consolidated Statements of Earnings
     Consolidated Balance Sheets
     Consolidated Statements of Cash Flows
     Consolidated Statements of Changes in Redeemable Common Stock and Comprehensive Income
     Notes to Consolidated Financial Statements

     2.     Financial Statement Schedules for the three years ended December
30, 2000:

     II - Valuation and Qualifying Accounts and Reserves

     Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

3. Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit
Number     Description
-------    -----------

3.1 Restated Certificate of Incorporation, effective June 19, 1999 (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

4.3 Form of Debenture (Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed October 5, 1998).

4.4        Form of Repurchase Agreement for Convertible Debentures (Exhibit
           4.5 to the Company's Registration Statement on Form S-8 filed October 5, 1998).

21         List of Subsidiaries of the Company.


     (b)     Reports on Form 8-K.

Current Report on Form 8-K dated October 2, 2000 reporting the completion of the spin-off of the Materials Business, which Report was filed with the Securities and Exchange Commission on October 2, 2000.






                           Report of Independent Accountants



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.



Our audits of the consolidated financial statements referred to in our report dated March 5, 2001 appearing on page 12 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP


Omaha, Nebraska
March 5, 2001






                                                                 Schedule II


                    Valuation and Qualifying Accounts and Reserves


                                                         Additions    Amounts
                                               Balance   Charged to   Charged             Balance
                                              Beginning  Costs and      to                 End of
(dollars in millions)                         Of Period  Expenses    Reserves    Other*    Period
-----------------------------------------------------------------------------
Year ended December 30, 2000
----------------------------

Allowance for doubtful trade accounts $   7   $   2    $  (4)   $  (1)  $   4

Reserves:
  Insurance claims                    $  84   $   -    $ (11)   $  (9)  $  64

Year ended December 25, 1999
----------------------------

Allowance for doubtful trade accounts $   5   $   3    $  (1)   $   -   $   7

Reserves:
  Insurance claims                    $  81   $  23    $ (20)   $   -   $  84

Year ended December 26, 1998
----------------------------

Allowance for doubtful trade accounts $   9   $   -    $  (4)   $   -   $   5

Reserves:
  Insurance claims                    $  76   $   15   $ (10)   $   -   $  81
-----------------------------------------------------------------------------

* On September 30, 2000, as discussed in Note 2, the Company spun-off its Materials Business.







                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PETER KIEWIT SONS', INC.

                                             By: /s/  Tobin A. Schropp
Date: March 16, 2001                         Tobin A. Schropp, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                  Title                                   Date
     ----                  -----                                   ----

/s/  Kenneth E. Stinson   Chairman of the Board and Chief
Kenneth E. Stinson        Executive Officer
                          (Principal Executive Officer)        March 16, 2001

/s/ Michael J. Piechoski  Vice President
Michael J. Piechoski      (Principal Financial Officer)        March 16, 2001

/s/ Gregory D. Brokke     Controller
Gregory D. Brokke         (Principal Accounting Officer)       March 16, 2001

/s/ Mogens C. Bay         Director                             March 16, 2001
Mogens C. Bay

/s/ Roy L. Cline          Director                             March 16, 2001
Roy L. Cline

/s/ Richard W. Colf       Director                             March 16, 2001
Richard W. Colf

/s/ James Q. Crowe        Director                             March 16, 2001
James Q. Crowe

/s/ Richard Geary         Director                             March 16, 2001
Richard Geary

/s/ Bruce E. Grewcock     Director                             March 16, 2001
Bruce E. Grewcock

/s/ William L. Grewcock   Director                             March 16, 2001
William L. Grewcock

/s/ Peter Kiewit, Jr.     Director                             March 16, 2001
Peter Kiewit, Jr.

/s/ Allan K. Kirkwood     Director                             March 16, 2001
Allan K. Kirkwood

/s/ Walter Scott, Jr.     Director                             March 16, 2001
Walter Scott, Jr.

/s/ George B. Toll, Jr.   Director                             March 16, 2001
George B. Toll, Jr.