Form 10-K/A
PETER KIEWIT SONS INC /DE/
filed 2001-04-27
CIK 1044430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K/A

                                AMENDMENT NO. 1 TO
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

     As of March 16, 2001, 29,729,414 shares of the registrant's $0.01 par value Common Stock were issued and outstanding.








                                  INTRODUCTION
                                  ------------

     This Form 10-K/A amends the Form 10-K filed by Peter Kiewit Sons', Inc. (the "Company") on March 16, 2001. This Form 10-K/A is being filed solely to set forth the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A amends Part III of the Company's original Form 10-K filing only, and all other portions of the Company's original 10-K filing remain in effect.

     On March 31, 1998, the Company's former parent, Level 3 Communications, Inc., transferred all of the issued and outstanding shares of common stock of Kiewit Construction Group Inc., as well as certain other assets and liabilities related to Level 3 Communications, Inc.'s construction and mining business, which together with such common stock of Kiewit Construction Group Inc. comprised all of the construction and mining business of Level 3 Communications, Inc. (the "Construction Business"), to the Company in exchange for all of the Company's then outstanding shares of Common Stock. Level 3 Communications, Inc. then distributed all of such Common Stock to the holders of its Class C Construction & Mining Group Restricted Redeemable Convertible Exchangeable Common Stock ("Class C Stock"), in exchange for such shares of Class C Stock. In connection with such transactions (collectively, the "Level 3 Transaction"), the Company's name was changed from "PKS Holdings, Inc." to "Peter Kiewit Sons', Inc." and Level 3 Communications, Inc.'s name was changed from "Peter Kiewit Sons', Inc." to "Level 3 Communications, Inc."

Item 10.     Management.

     The table below shows information as of April 27, 2001, about each director of the Company, including his business experience during the past five years.

Name                          Business Experience                         Age

Mogens C. Bay           Mr. Bay has been a director of the Company         52
                        since March 1999. Mr. Bay has been Chairman of
                        Valmont Industries, Inc. since January 1997 and
                        President and Chief Executive Officer of Valmont
                        Industries, Inc. since August 1993. Mr. Bay is also currently a director of Valmont Industries, Inc., ConAgra Foods, Inc. and Level 3
                        Communications, Inc. Mr. Bay is a member of the Compensation Committee, the Executive Compensation
                        Subcommittee of the Compensation Committee and the Audit Committee of the Company.

Roy L. Cline            Mr. Cline has been a director and Executive Vice   63
                        President of the Company since June 1999. Mr.
                        Cline was the President of Kiewit Industrial Co., a subsidiary of the Company, from March 1992 until June 1999. Mr. Cline is a member of the Executive
                        Committee of the Company.

Richard W. Colf         Mr. Colf has been a director of the Company since  57
                        August 1997. Mr. Colf has been an Executive Vice
                        President of the Company since July 1998. Mr. Colf has been an Executive Vice President of Kiewit
                        Pacific Co., a subsidiary of the Company, since
                        September 1998 and was a Senior Vice President of
                        Kiewit Pacific Co. from October 1995 to September
                        1998. Mr. Colf is currently also a director of Kiewit Materials Company. Mr. Colf is a member of the Executive Committee of the Company.

James Q. Crowe          Mr. Crowe has been a director of the Company       51
                        since August 1997. Mr. Crowe has been the Chief
                        Executive Officer of Level 3 Communications, Inc.
                        since August 1997 and President of Level 3
                        Communications, Inc. from August 1997 to February
                        2000. Mr. Crowe was President and Chief Executive
                        Officer of MFS Communications Company, Inc. from
                        June 1993 to June 1997. Mr. Crowe also served as
                        Chairman of the Board of WorldCom Inc. from January
                        1997 to July 1997 and as Chairman of the Board of MFS Communications Company, Inc. from 1992 to 1996.
                        Mr. Crowe is currently also a director of Commonwealth Telephone Enterprises, Inc., RCN
                        Corporation and Level 3 Communications, Inc. Mr.
                        Crowe is a member of the Compensation Committee of the Company.

Richard Geary           Mr. Geary has been a director of the Company       66
                        since August 1997. Mr. Geary was an Executive Vice
                        President of the Company from August 1997 to July
                        1998. Mr. Geary was an Executive Vice President of
                        Kiewit Construction Group Inc., a subsidiary of the Company, and President of Kiewit Pacific Co., for more than five years prior to August 1997. Mr. Geary is currently also a director of Kiewit Materials
                        Company, Standard Insurance Company, Stancorp
                        Financial Group, David Evans & Associates, Today's
                        Bank and is a trustee of the Oregon Health Sciences
                        University Foundation.

Bruce E. Grewcock       Mr. Grewcock has been a director of the Company    47
                        since August 1997. Mr. Grewcock has been President and Chief Operating Officer of the Company since
                        December 2000. Mr. Grewcock was an Executive Vice
                        President of the Company from August 1997 to December 2000. Mr. Grewcock was the President of
                        Kiewit Western Co., a subsidiary of the Company, from July 1997 to July 1999. Mr. Grewcock was an
                        Executive Vice President of Kiewit Construction
                        Group Inc. from July 1996 to June 1998, and President of Kiewit Mining Group, Inc., a subsidiary of the Company, from January 1992 to July 1996. Mr.
                        Grewcock is the son of William L. Grewcock. Mr.
                        Grewcock is currently also a director of Kiewit
                        Materials Company and Kinross Gold Corporation. Mr.
                        Grewcock is a member of the Executive Committee of the Company.

William L. Grewcock      Mr. Grewcock has been a director of the Company    75
                        since August 1997. Mr. Grewcock was Vice Chairman of Level 3 Communications, Inc. for more than five years prior to April 1998. Mr. Grewcock is the father of Bruce E. Grewcock. Mr. Grewcock is also a director of Kiewit Materials Company and Level 3 Communications, Inc. Mr. Grewcock is a member of the Compensation Committee of the Company.

Peter Kiewit, Jr.       Mr. Kiewit has been a director of the Company      74
                        since August 1997. Mr. Kiewit has been Of Counsel to the law firm of Gallagher & Kennedy, Phoenix, Arizona, for more than the last five years. Mr.
                        Kiewit is a member of the Audit Committee, the Compensation Committee and is the Chairman of the Executive Compensation Subcommittee of the Compensation Committee of the Company.

Allan K. Kirkwood       Mr. Kirkwood has been a director of the Company    57
                        since August 1997. Mr. Kirkwood has been an Executive Vice President of the Company since
                        July 1998. Mr. Kirkwood has been an Executive
                        Vice President of Kiewit Pacific Co. since
                        September 1998 and was a Senior Vice President of Kiewit Pacific Co. from October 1995 to September
                        1998. Mr. Kirkwood is a member of the Executive
                        Committee and is the Chairman of the Audit
                        Committee of the Company.

Walter Scott, Jr.       Mr. Scott has been a director and Chairman         69
                        Emeritus of the Company since August 1997. Mr.
                        Scott has been the Chairman of the Board of Level
                        3 Communications, Inc. for more than the last five years. Mr. Scott was the Chief Executive
                        Officer of Level 3 Communications, Inc. for more than five years prior to August 1997. Mr. Scott is also currently a director of Berkshire Hathaway
                        Inc., Burlington Resources Inc., MidAmerican Energy
                        Holding Co., ConAgra Foods, Inc., Commonwealth
                        Telephone Enterprises, Inc., RCN Corporation,
                        Valmont Industries, Inc. and Level 3 Communications,
                        Inc. Mr. Scott is the Chairman of the Compensation
                        Committee of the Company.

Kenneth E. Stinson      Mr. Stinson has been a director and Chairman of    58
                        the Board of the Company since August 1997.  Mr.
                        Stinson has been Chief Executive Officer of the Company since March 1998. Mr. Stinson was
                        President of the Company from August 1997 to December 2000. Mr. Stinson has been the Chairman and Chief Executive Officer of Kiewit Construction
                        Group Inc. for more than the last five years.
                        Mr. Stinson was Executive Vice President of
                        Level 3 Communications, Inc. from June 1991 to
                        August 1997. Mr. Stinson is also currently a director of Kiewit Materials Company, ConAgra
                        Foods, Inc., Valmont Industries, Inc. and Level 3
                        Communications, Inc. Mr. Stinson is the Chairman of the Executive Committee of the Company.

George B. Toll, Jr.     Mr. Toll has been a director of the Company        64
                        since August 1997. Mr. Toll was an Executive Vice
                        President of the Company from August 1994 to June
                        1999. Mr. Toll was an Executive Vice President of
                        Kiewit Construction Group Inc. from April 1994 to
                        June 1998.









Item 11.     Executive Compensation.

Summary Compensation Table

     The table below shows the annual compensation paid to the Chief Executive Officer of the Company and the Company's next four highest paid executive officers (the "Named Executive Officers") for the periods specified. The Company does not currently have plans under which options, stock appreciation rights, restricted stock awards, long-term incentive compensation, profit sharing, or pension benefits are held by the Named Executive Officers. As a result of the Level 3 Transaction, the Construction Business was distributed to the Company. Although certain compensation payments for the periods reflected below may have been made by Level 3 Communications, Inc., all such payments related to the Construction Business. Therefore, for presentation purposes, all payments are reported as if they were made by the Company or its subsidiaries.

                                                    Annual Compensation
                                 -----------------------------------------------
                                                                     Other Annual
Name and Principal Position     Year    Salary($)   Bonus($)(1)    Compensation ($)(2)
---------------------------     ----    ---------   -----------    -------------

Kenneth E. Stinson              2000      686,556     3,000,000          82,740 (3)
  Chief Executive Officer       1999      656,207     1,500,000         108,965 (4)
                                1998      570,835     1,500,000         111,422 (5)

Allan K. Kirkwood               2000      318,700       600,000
  Executive Vice President      1999      300,768       400,000
                                1998      254,885       360,000

Richard W. Colf                 2000      318,700       500,000
  Executive Vice President      1999      302,229       250,000
                                1998      261,530       360,000

Bruce E. Grewcock               2000      316,600       500,000
  President and Chief Operating 1999      286,145       270,000
  Officer                       1998      226,415       175,000

Roy L. Cline                    2000      308,604       300,000
  Executive Vice President      1999      295,890       365,000
                                1998      271,046       407,260

--------------------------

(1) Bonuses reflect payments made in the specified year with respect to performance in the prior year.

(2) Other Annual Compensation means perquisites and other personal benefits received by each of the Named Executive Officers, if, in the aggregate, in excess of the lesser of $50,000 or 10% of their combined salary and bonus. No Named Executive Officer other than Mr. Stinson received any Other Annual Compensation in excess of the reporting threshold.

(3) In 2000, taxable income in the amount of $46,070 was imputed to Mr. Stinson with respect to the non-business use of corporate aircraft and taxable income in the amount of $36,670 was imputed with respect to his interest-free loan described below.

(4) In 1999, taxable income in the amount of $51,535 was imputed to Mr. Stinson with respect to the non-business use of corporate aircraft and taxable income in the amount of $57,430 was imputed with respect to his interest-free loan described below.

(5) In 1998, taxable income in the amount of $40,778 was imputed to Mr. Stinson with respect to the non-business use of corporate aircraft and taxable income in the amount of $70,644 was imputed with respect to his interest-free loan described below.






Compensation of Directors

     During 2000, each of the directors of the Company who were not employed by the Company during 2000 received directors fees consisting of an annual retainer of $30,000 and fees of $1,500 for attending each Board meeting and $1,200 for attending each committee meeting. Non-employee directors also receive $1,500 for attending the Company's annual operations meeting.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Messrs. Bay, Crowe, William Grewcock, Kiewit and Scott. Messrs. Scott and William Grewcock are employees of the Company. Messrs. Scott, William Grewcock and Crowe were formerly officers of the Company or its subsidiaries.

     A corporation controlled by Mr. Scott paid Kiewit Engineering Co., a subsidiary of the Company, for certain aircraft related expenses in 2000. In 2000, Level 3 Communications, Inc. paid several subsidiaries of the Company for the construction of its North American Intercity Network and campus headquarters facilities and for certain mine management and aircraft related services. See "Certain Relationships and Related Transactions."

     Valmont Industries, Inc. paid a subsidiary of the Company for construction services during 2000. In addition, several subsidiaries of the Company purchased equipment from Valmont Industries, Inc. during 2000. See "Certain Relationships and Related Transactions".

     Mr. Stinson, the Chief Executive Officer and Chairman of the Board of the Company, is a director of Valmont Industries, Inc. and Level 3 Communications, Inc. Mr. Bay, a director of the Company, is the Chairman, President and Chief Executive Officer of Valmont Industries, Inc. Mr. Crowe and Mr. Scott, directors of the Company, are the President and Chief Executive Officer, and the Chairman of the Board, respectively, of Level 3 Communications, Inc.

Executive Compensation Subcommittee Report

     The Executive Compensation Subcommittee is composed entirely of "outside" directors as defined in Section 162(m) of the Code. This
Subcommittee is responsible for reviewing and approving, on an annual basis, all compensation of whatever nature to be paid to the Named Executive Officers.

     The objectives of the Company's executive compensation program are to
(a) support the achievement of desired Company performance, (b) provide compensation that will attract and retain superior talent, (c) reward performance, and (d) align the executive officers' interests with the success of the Company by placing a portion of total compensation at risk. The executive compensation program has two elements: salaries and bonuses. The program provides base salaries which are intended to be competitive with salaries provided by other comparable companies. Bonuses are the vehicle by which executive officers can earn additional compensation depending on individual, business unit, and Company performance, subject to the Bonus Plan.

     In 1999 the Board adopted, and the shareholders approved, the Peter Kiewit Sons', Inc. 1999 Bonus Plan (the "Bonus Plan") which remains in effect for 2000. The Executive Compensation Subcommittee has determined that for 2000, the Performance Goals under the Bonus Plan have been met and that maximum bonus amounts have been established. The Executive Compensation Subcommittee uses its discretion to set executive compensation at levels warranted in its judgment by external, internal, or individual's circumstances.

     In recognition of Mr. Stinson's contributions to the Company's performance in 2000, the Executive Compensation Subcommittee has approved a salary increase to $750,000, effective April 2, 2001 and a bonus of $3,500,000, payable in 2001. A number of factors were considered in setting Mr. Stinson's compensation. These factors included meeting the Bonus Plan Performance Goals for 2000, the Company's overall performance, the increase in the Company's stock formula price, as well as Mr. Stinson's personal effort and accomplishments in managing the Company and its businesses. After considering all of the factors, the Executive Compensation Subcommittee felt the approved compensation was well within a reasonable range.

     The foregoing report has been furnished by the Executive Compensation Subcommittee, Messrs. Bay and Kiewit.






Performance Graph

     The Company's Common Stock is not publicly traded. The Company's Restated Certificate of Incorporation (the "Certificate") contains a formula pursuant to which the Common Stock is valued. As a result of the Level 3 Transaction, the Construction Business was distributed to the Company. Level 3 Communications, Inc.'s former Class C Stock was linked to the performance of the Construction Business, and was valued pursuant to a formula specified in Level 3 Communications, Inc.'s restated certificate of incorporation (the "Level 3 Certificate"). Consequently, for presentation purposes, the graph below compares the cumulative total return (stock appreciation plus reinvested dividends) of Level 3 Communications Inc.'s Class C Stock for the two-year period 1996 and 1997, and the Company's Common Stock for the three-year period 1998 through 2000 (referred to in the graph collectively as "Construction Stock"), with the Standard and Poors' Composite 500 Index and the Dow Jones Heavy Construction Index -U.S.

     Pursuant to the Level 3 Certificate and the Certificate, for all periods presented in the graph below, the Construction Stock was valued at the formula value determined by the Level 3 Certificate or the Certificate, as the case may be, at the end of its fiscal year, reduced by dividends declared during the following year. For purposes of the graph, it has been assumed that dividends were immediately reinvested in additional shares of Construction Stock, although such reinvestment was not permitted in actual practice. Although Level 3 Communications, Inc.'s and the Company's fiscal years ended on the last Saturday in December, the Construction Stock is compared against indexes which assume a fiscal year ending December 31.

     On September 30, 2000, the Company distributed all of the shares of common stock of its former subsidiary, Kiewit Materials Company, it then held to holders of the Company's Common Stock (the "Stockholders") in a Spin-off (the "Materials Transaction"). In the Materials Transaction, each Stockholder received one share of common stock of Kiewit Materials Company ("Materials Stock") for each share of Common Stock they held on the record date for the Materials Transaction. Prior to the Materials Transaction, the Company also completed a share exchange offer and debenture exchange offer, pursuant to which holders of Common Stock and the Company's convertible debentures exchanged shares of Common Stock and the Company's convertible debentures for shares of Materials Stock, Kiewit Materials Company convertible debentures and reduced principal amount convertible debentures of the Company. As a result of the Materials Transaction, the Company and Kiewit Materials Company now operate as two separate independent companies. For purposes of the graph, the book value of the Materials Stock on the date of the Materials Transaction ($7.14) was deducted from the formula value of the Common Stock on January 1, 2000 to determine the return on the Common Stock for the period December 31, 1999 through December 31, 2000.

     The graph assumes that the value of the investment was $100 on December 31, 1995, and that all dividends and other distributions were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG THE CONSTRUCTION STOCK, THE S&P 500 INDEX AND THE DOW JONES HEAVY CONSTRUCTION INDEX-U.S.

[INSERT GRAPH]

                                      1995   1996   1997   1998   1999   2000
-----------------------------------------------------------------------------
Construction Stock                     100    130    169    216    288    387
S&P 500 Index                          100    123    164    211    255    232
Dow Jones Heavy Construction Index-US  100     96     72     86     93    108






Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     The table below shows information about the ownership of Common Stock as of April 27, 2001, by the Company's directors, the Named Executive Officers and each person who beneficially owns more than 5 percent of the Common Stock. The table also shows the ownership of Common Stock by all of the directors and executive officers as a group as of such date.

                                         Number of Shares
           Name                         Beneficially Owned   Percent of Shares
---------------------------------       ------------------   -----------------

Kenneth E. Stinson (1) (2)                   2,770,968             9.3%
Richard W. Colf (3)                          1,715,960             5.8%
Allan K. Kirkwood                            1,257,664             4.2%
Bruce E. Grewcock                              941,336             3.2%
Roy L. Cline                                   573,416             1.9%
George B. Toll, Jr.                            570,412             1.9%
Walter Scott, Jr.                              400,000             1.3%
William L Grewcock                               8,192               *
Mogens C. Bay                                    4,000               *
James Q. Crowe                                   4,000               *
Peter Kiewit, Jr.                                4,000               *
Richard Geary                                        0               *
Directors and Executive Officers
as a Group (20 Individuals)(1)               8,782,716            29.6%
-----------------------------------
*     Less than 1%.

(1) Includes the 590,057 shares of Common Stock held in trusts, for which Mr. Stinson is the trustee with sole voting and investment powers.

(2)     Mr. Stinson's address is c/o Kiewit Plaza, Omaha, Nebraska 68131.

(3)     Mr. Colf's address is c/o 215 V Street, Vancouver, Washington 98661.


Item 13.     Certain Transactions and Relationships.

     James Q. Crowe, a director of the Company, is the Chief Executive Officer and a director of Level 3 Communications, Inc. Walter Scott, Jr., a director of the Company, is the Chairman of the Board of Level 3 Communications, Inc. Kenneth E. Stinson, the Chief Executive Officer of the Company and the Chairman of the Board of the Company, is a director of Level 3 Communications, Inc. Mogens C. Bay and William L. Grewcock, directors of the Company, are directors of Level 3 Communications, Inc.

     Level 3 Communications, Inc. and Kiewit Engineering Co. are parties to various aircraft operating agreements pursuant to which Kiewit Engineering Co. provides Level 3 Communications, Inc. with aircraft maintenance, operations and related services. During 2000, Level 3 Communications, Inc. reimbursed Kiewit Engineering Co. approximately $1.9 million in expenses incurred in connection with the operation of Level 3 Communications, Inc.'s aircraft. Level 3 Communications, Inc. also paid Kiewit Engineering Co. a management fee of $6,000.

     Level 3 Communications, Inc. and Kiewit Mining Group Inc. are parties to an amended mine management agreement pursuant to which Kiewit Mining Group Inc. provides mine management and related services for Level 3
Communications, Inc.'s coal mining properties. During 2000, Level 3 Communications, Inc. paid Kiewit Mining Group Inc. approximately $42.8 million in connection with services provided pursuant to such agreement.

     Level 3 Communications, Inc. and Kiewit Construction Company, a subsidiary of the Company, are parties to a contract for the construction of Level 3 Communications, Inc.'s North American Intercity Network. In 2000, Level 3 Communications, Inc. paid Kiewit Construction Company approximately $1.8 billion under this contract. In addition, Level 3 Communications, Inc. has retained Kiewit Construction Company as the general contractor for the construction of its campus headquarters facility being built in Broomfield, Colorado. In 2000, Level 3 Communications, Inc. paid Kiewit Construction Company approximately $55.3 million in connection with such activities.

     On September 26, 2000, Big Horn Coal Company, a subsidiary of Level 3 Communications, Inc., sold its entire right, title and interest in and to Bighorn Walnut, LLC and KT Mining, LP, which together owned Big Horn Coal Company's 50% interest in Walnut Creek Mining Company, to Kiewit Construction Company for approximately $37.3 million. The purchase price paid to Big Horn Coal Company was calculated, in part, in comparison to the purchase price paid by Kiewit Construction Company for the other 50% interest in Walnut Creek Mining Company from an unrelated third party.

     In connection with the Level 3 Transaction, the Company and Level 3 Communications, Inc. entered into various agreements intended to implement the Level 3 Transaction, including a separation agreement and a tax sharing agreement, pursuant to which the parties allocated certain liabilities associated with their respective businesses and the costs and other liabilities related to the Level 3 Transaction.

     Elk Mountain Ventures, Inc., a corporation controlled by Mr. Scott, a director of the Company, and Kiewit Engineering Co. are parties to various aircraft operating agreements pursuant to which Kiewit Engineering Co. provides Elk Mountain Ventures, Inc. with aircraft maintenance, operations and related services. During 2000, Elk Mountain Ventures, Inc. reimbursed Kiewit Engineering Co. approximately $1 million in expenses incurred in connection with the operation of Elk Mountain Ventures Inc.'s aircraft. Elk Mountain Ventures, Inc. also paid Kiewit Engineering Co. a management fee of $46,000. Kiewit Construction Company provided various construction related services to Mr. Scott during 2000. Mr. Scott paid Kiewit Construction Company approximately $4.7 million in connection with those services.

     The Company provided George B. Toll, Jr., a director and former executive officer of the Company, with an interest-free loan of $800,000 during 1994 in connection with the purchase of a residence and relocation expenses. The full principal amount of his demand note payable to the Company is currently outstanding. The loan is scheduled to be repaid in January 2002.

     The Company provided the holders of its convertible debentures with interest-free loans in connection with the Level 3 Transaction. The following is a list of directors and executive officers who had outstanding interest-free loans from the Company in excess of $60,000 during 2000, the largest aggregate amount outstanding during 2000 and the amount, if any, currently outstanding: (a) Kenneth E. Stinson -- $700,000 ($ 400,000 currently); (b) Roy L. Cline -- $200,000 ($100,000 currently); (c) Bruce E. Grewcock - $200,000 ($100,000 currently); (d) Allan K. Kirkwood -- $200,000 ($100,000 currently); (e) Richard W. Colf -- $100,000 ($0 currently); and (f) Stephen
A. Sharpe -- $100,000 ($100,000 currently). These loans are scheduled to be repaid on November 1, 2001.

     Valmont Industries, Inc. has retained Kiewit Construction Company as the general contractor for the construction of its headquarters facility in Omaha, Nebraska. Mogens C. Bay, a director of the Company, is the Chairman, President and Chief Executive Officer of Valmont Industries, Inc. In 2000, Valmont Industries, Inc. paid Kiewit Construction Company approximately $400,000 in connection with such activities. In addition, during 2000, several subsidiaries of the Company purchased equipment manufactured by Valmont Industries, Inc. The aggregate purchase price for such equipment was approximately $175,000.

     The law firm of Gallagher & Kennedy provided various legal services to the Company and its subsidiaries during 2000. Peter Kiewit, Jr., a director of the Company, is Of Counsel to Gallagher & Kennedy. Fees paid to Gallagher & Kennedy by the Company and its subsidiaries did not exceed 5% of Gallagher & Kennedy's revenues for 2000.

     Bruce E. Grewcock, the President and Chief Operating Officer and a director of the Company, is the son of William L. Grewcock, a director of the Company.

     The Company believes that the fees paid in each of the transactions described above approximate the fair market value for the services rendered.







                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PETER KIEWIT SONS', INC.

                                             By:  /s/  Tobin A. Schropp
                                                  ---------------------
Date: April 27, 2001                         Tobin A. Schropp, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                      Title                               Date
      ----                      -----                               ----

/s/  Kenneth E. Stinson        Chairman of the Board and
Kenneth E. Stinson               Chief Executive Officer          April 27, 2001
                               (Principal Executive Officer)

/s/ Michael J. Piechoski       Vice President                  April 27, 2001
Michael J. Piechoski           (Principal Financial Officer)

/s/ Gregory D. Brokke          Controller                      April 27, 2001
Gregory D. Brokke              (Principal Accounting Officer)

/s/ Mogens C. Bay              Director                        April 27, 2001
Mogens C. Bay

/s/ Roy L. Cline               Director                        April 27, 2001
Roy L. Cline

/s/ Richard W. Colf            Director                        April 27, 2001
Richard W. Colf

/s/ James Q. Crowe             Director                        April 27, 2001
James Q. Crowe

/s/ Richard Geary              Director                        April 27, 2001
Richard Geary

/s/ Bruce E. Grewcock          Director                        April 27, 2001
Bruce E. Grewcock

/s/ William L. Grewcock        Director                        April 27, 2001
William L. Grewcock

/s/ Peter Kiewit, Jr.          Director                        April 27, 2001
Peter Kiewit, Jr.

/s/ Allan K. Kirkwood          Director                        April 27, 2001
Allan K. Kirkwood

/s/ Walter Scott, Jr.          Director                        April 27, 2001
Walter Scott, Jr.

/s/ George B. Toll, Jr.        Director                        April 27, 2001
George B. Toll, Jr.