Form 10-Q
period 2001-03-31
PETER KIEWIT SONS INC /DE/
filed 2001-05-11
CIK 1044430

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended        Commission file number
                 March 31, 2001                     000-23943

                          PETER KIEWIT SONS', INC.
           (Exact name of registrant as specified in its charter)

                Delaware                            91-1842817
       (State of Incorporation)          (I.R.S. Employer Identification No.)

       Kiewit Plaza, Omaha Nebraska                          68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of May 11, 2001:

               Title of Class                           Shares Outstanding
      Common Stock, $0.01 par value                         29,658,354



                            PETER KIEWIT SONS', INC.
                                    Index
                                                                         Page
-----------------------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

Item 1.  Financial Statements.

         Consolidated Condensed Statements of Earnings for the
            three months ended March 31, 2001 and 2000                      1

         Consolidated Condensed Balance Sheets as of
           March 31, 2001 and December 30, 2000                             2

         Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000                       3

         Notes to Consolidated Condensed Financial Statements               4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.        12

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                13

Item 6.  Exhibits and Reports on Form 8-K.                                 13

         Signatures                                                        13



                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          PETER KIEWIT SONS', INC.
               Consolidated Condensed Statements of Earnings
                                 (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(dollars in millions, except per share data)              2001           2000
-----------------------------------------------------------------------------

Revenue                                                $   972       $   986
Cost of revenue                                           (926)         (942)
                                                       -------        ------

                                                            46            44

General and administrative expenses                        (48)          (43)
Gain on sale of operating assets                             4             4
                                                       -------       -------

Operating earnings                                           2             5

Other income (expense):
   Investment income and equity earnings                     5             6
   Interest expense                                          -            (1)
   Other, net                                                3             9
                                                       -------       -------
                                                             8            14
                                                       -------       -------

Earnings before income taxes, minority interest
  and discontinued operations                               10            19

Minority interest in net earnings of subsidiaries           (1)            -

Provision for income taxes                                  (4)           (8)
                                                       -------       -------

Earnings from continuing operations                          5            11

Discontinued operations:
  Income from materials operations, net of income tax
    expense of $- and $2                                     -             3
                                                       -------       -------
Net earnings                                           $     5       $    14
                                                       =======       =======

Net earnings per share:

Continuing operations:
  Basic                                                $   .17       $   .34
                                                       =======       =======

  Diluted                                              $   .16       $   .34
                                                       =======       =======
Discontinued operations:
  Basic                                                $     -       $   .11
                                                       =======       =======
  Diluted                                              $     -       $   .10
                                                       =======       =======

Net earnings:
  Basic                                                $   .17       $   .45
                                                       =======       =======
  Diluted                                              $   .16       $   .44
                                                       =======       =======
See accompanying notes to consolidated condensed financial statements.

_____________________________________________________________________________

                              PETER KIEWIT SONS', INC.

                        Consolidated Condensed Balance Sheets

                                                 March 31,      December 30,
                                                    2001            2000
(dollars in millions)                           (unaudited)
----------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                           $  201          $  302
Marketable securities                                    6               5
Receivables, less allowance of $4 and $4               512             463
Unbilled contract revenue                              135              97
Contract costs in excess of related revenue             59              58
Investment in construction joint ventures              119             138
Deferred income taxes                                   56              60
Other                                                   19              10
                                                    ------          ------
Total current assets                                 1,107           1,133

Property, plant and equipment, less accumulated
  depreciation and amortization of $429 and $424       191             188
Other assets                                            94              96
Deferred income taxes                                   10               9
                                                    ------          ------
                                                    $1,402          $1,426
                                                    ======          ======

Liabilities and redeemable common stock

Current liabilities:
Accounts payable, including retainage of
  $56 and $56                                      $  225           $  223
Current portion of long-term debt                       1                1
Accrued costs on construction contracts               159              133
Billings in excess of related costs and earnings      152              145
Accrued insurance costs                                63               64
Accrued payroll                                        20               34
Other                                                  18               22
                                                   ------           ------
Total current liabilities                             638              622

Long-term debt, less current portion                   12               12
Other liabilities                                      85               82
Minority interest                                      14               14
                                                   ------           ------
Total liabilities                                     749              730

Preferred stock, no par value, 250,000 shares
  authorized, no shares outstanding                     -                -
Redeemable common stock ($516 million aggregate
  redemption value):
    Common stock, $0.01 par value; 125 million
      shares authorized 29,729,414 and 32,259,640
      shares outstanding                                -                -
    Additional paid-in capital                        170              185
    Accumulated other comprehensive income            (10)              (7)
    Retained earnings                                 493              518
                                                   ------           ------
Total redeemable common stock                         653              696
                                                   ------           ------

                                                   $1,402           $1,426
                                                   ======           ======

See accompanying notes to consolidated condensed financial statements.

_____________________________________________________________________________

                               PETER KIEWIT SONS', INC.

                      Consolidated Condensed Statements of Cash Flows
                                     (unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(dollars in millions)                                       2001         2000
-----------------------------------------------------------------------------

Cash flows from operations:
  Net cash (used in) provided by operations               $  (33)     $   14

Cash flows from investing activities:
  Additions to notes receivable                               (1)          -
  Proceeds from sales of property, plant and equipment         5           4
  Acquisitions                                                 -         (31)
  Capital expenditures                                       (18)        (21)
                                                          ------      ------
    Net cash used in investing activities                    (14)        (48)

Cash flows from financing activities:
  Long-term debt payments                                      -          (2)
  Repurchases of common stock                                (45)        (62)
  Dividends paid                                              (9)         (8)
                                                          ------      ------
    Net cash used in financing activities                    (54)        (72)
                                                          ------      ------

Net decrease in cash and cash equivalents                   (101)       (106)

Cash and cash equivalents at beginning of period             302         338
                                                          ------      ------
Cash and cash equivalents at end of period                $  201      $  232
                                                          ======      ======

See accompanying notes to consolidated condensed financial statements.

_____________________________________________________________________________

                          PETER KIEWIT SONS', INC.

                Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (the "Company") at December 30, 2000 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K.

Receivables at March 31, 2001 and December 30, 2000 include approximately $110 million and $116 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $34 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $1 million and $10 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.


2.  Discontinued Operations:

In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated condensed statement of earnings of the Company for the three months ended March 31, 2000 have been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that occurred on September 30, 2000. Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Condensed Statements of Earnings. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated condensed financial statements.

Summarized financial information for the discontinued operations follows:

                                                           Three Months Ended
                                                               March 31,
(dollars in millions)                                              2000
_____________________________________________________________________________

     Revenues                                                    $  100
                                                                 ======

     Income from discontinued operations
      (after applicable income taxes of $2)                      $    3
                                                                 ======

3.  Acquisitions:

On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $31 million. This operation was included with the spin-off of the Company's Materials Business (Note 7).

On September 26, 2000, the Company acquired 100% of Walnut Creek Mining Company, a lignite mining business located in Robertson County, Texas, for $94 million. The fair value of the identifiable assets acquired and liabilities assumed was $110 million and $16 million, respectively. Identifiable intangibles assets related to this purchase will be amortized over their useful life of 15 years. No goodwill related to this transaction was recorded. The following unaudited, pro-forma financial information assumes the acquisition occurred at the beginning of 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2000, or the results which may occur in the future.

                                                           Three Months Ended
                                                                March 31,
(dollars in millions)                                       2001         2000
_____________________________________________________________________________

     Revenue                                               $  972      $  994
                                                           ======      ======
     Net earnings                                          $    5      $   16
                                                           ======      ======
     Net earnings per share:
       Basic                                               $  .17      $  .49
                                                           ======      ======
       Diluted                                             $  .16      $  .48
                                                           ======      ======


4.  Earnings Per Share:

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

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2001        2000
                                                          ------       ------

Earnings from continuing operations (in millions)          $    5      $   11

Earnings from discontinued operations                          -            3
                                                          ------       ------

Net earnings available to common stockholders                  5           14

Add:  Interest expense, net of tax effect,
  associated with convertible debentures                       *            *
                                                          ------       ------

Net earnings for diluted shares                           $    5       $   14
                                                          ======       ======

Total number of weighted average shares outstanding
  used to compute basic earnings per share (in thousands) 29,860       32,344

Additional dilutive shares assuming
  conversion of convertible debentures                     1,367        1,029
                                                          ------       ------
Total number of shares used to compute
  diluted earnings per share                              31,227       33,373
                                                          ======       ======

Continuing operations:
  Basic earnings per share                                $  .17       $  .34
                                                          ======       ======
  Diluted earnings per share                              $  .16       $  .34
                                                          ======       ======

Discontinued operations:
  Basic earnings per share                                $    -       $  .11
                                                          ======       ======
  Diluted earnings per share                              $    -       $  .10
                                                          ======       ======

Net earnings:
  Basic earnings per share                                $  .17       $  .45
                                                          ======       ======
  Diluted earnings per share                              $  .16       $  .44
                                                          ======       ======

Interest expense attributable to convertible debentures was less than $.5 million


5.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months ended March 31, 2001 was as follows:

                                                           Three Months Ended
                                                                 March 31,
(dollars in millions)                                      2001          2000
-----------------------------------------------------------------------------

Net earnings                                             $    5        $   14
Other comprehensive income, before tax:
  Foreign currency translation adjustments                   (4)            -
  Income tax benefit related to items of other
    comprehensive income                                      1             -
                                                         ------        ------
  Comprehensive income                                   $    2        $   14
                                                         ======        ======


6.  Segment Data:

The Company primarily operates in the construction industry and currently has one reportable operating segment. The Company's other operations consist of the lignite mining operation acquired on September 26, 2000. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. As described in Note 2, the Company has reclassified the results of operations of its Materials Business as discontinued operations. The Materials Business was previously disclosed as a separate operating segment. The following segment data have been restated to exclude amounts related to the Materials Business.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company as described in Note 7 is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                    Three Months Ended    Three Months Ended
                                       March 31, 2001        March 31, 2000
                                   -------------------    -------------------
(dollars in millions)              Construction  Other    Construction  Other
-----------------------------------------------------------------------------

Revenue - external customers        $  962      $   10     $  986      $    -
                                    ======      ======     ======      ======
Operating (loss) earnings           $   (1)     $    3     $    5      $    -
                                    ======      ======     ======      ======

During the three months ended 2001 and 2000, the Company earned 29.7% and 44.3%, respectively, of revenues from a single customer.



7.  Other Matters:

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

8.  Subsequent Events:

On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri, in a action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company, although the Company has not yet been served, and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million, including property damage, costs of replacement of power, and lost profits. The Company believes that the factual allegations and legal claims asserted in the Complaint against Bibb and the Company are without merit and intends to vigorously defend them. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.



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

          Results of Operations - First Quarter 2001 vs. First Quarter 2000

          Revenue. Revenue for the first quarter of 2001 decreased $14 million or 1.4% from the same time period in 2000. The most significant factor contributing to this decrease was the reduced work performed on a large fiber optic project as the work on the project progressed towards completion.

          Contract backlog increased to $3.6 billion at March 31, 2001 (of which 6.9% is attributable to foreign operations located in Canada) from $3.3 billion at December 30, 2000. Domestic projects are spread geographically throughout the U.S.

          Margin. Margins, as a percentage of revenue, for the first quarter of 2001 increased to 4.7% compared to 4.5% for the same period in 2000. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

          General and Administrative Expenses. General and administrative expenses for the first quarter of 2001 increased $5 million to $48 million when compared to the same period in 2000. The increase was attributed primarily to increased costs associated with pursuing new work in 2001. As a percentage of revenue, general and administrative expenses increased from 4.4% in the first quarter of 2000 to 4.9% in the same period in 2001.

          Gain on Sale of Operating Assets. Net gains on the disposition of property, plant and equipment and other assets remained the same for the first quarter of 2001 when compared to the same period in 2000.

          Investment Income and Equity Earnings. Investment income and equity earnings decreased $1 million or 16.7% from the same period in 2000. The decrease was attributed to a decrease in equity earnings.


         Other, net.   Other income is comprised primarily of mine management
fee income from Level 3.

          During the first quarter 2001 and 2000, the Company managed two and three active coal mines, respectively, for Level 3. Fees for these services for the first quarter 2001 were $2 million as compared to $8 million for the same period in 2000. The decrease is primarily due to a combination of the expiration of a significant long-term contract in 2000 and the Company's September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed for Level 3. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

          The U.S. Minerals Management Service has issued an assessment to the Level 3 mines for the underpayment of royalties. Level 3 is vigorously contesting the U.S. Minerals Management Service assessment. If Level 3 is ultimately required to pay the U.S. Minerals Management Service approximately $20.4 million ($13.0 million of which is principal and $7.4 million of which is interest) the payment would decrease future mine management fees in total by as much as $3.9 million, but will not affect fees previously received.

          Provision for income taxes. The effective income tax rate during the first quarter of 2001 and 2000 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.



              Financial Condition - March 31, 2001 vs. December 30, 2000

          Cash and cash equivalents decreased $101 million to $201 million at March 31, 2001 from $302 million at December 30, 2000. The decrease reflects net cash used in operations of $33 million, net cash used in investing activities of $14 million and $54 million used in financing activities.

          Net cash used in operating activities for the first three months of 2001 of $33 million represented a decrease of $47 million from the same period in 2000. The decrease was due to a net income decrease of $9 million for the first three months of 2001 compared to the same period in 2000 and increased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

          Net cash used in investing activities for the first three months of 2001 decreased by $34 million to $14 million as compared to the same period in 2000. This decrease was due to decreases in acquisitions of $31 million, a decline in capital expenditures of $3 million and increases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $1 million. These changes were partially offset by an increase in additions to notes receivable of $1 million.

          Net cash used in financing activities for the first three months of 2001 decreased by $18 million to $54 million as compared to the same time period in 2000. This decrease was due to a decrease in repurchases of common stock of $17 million and a decrease in long-term debt payments of $2 million. These changes were partially offset by an increase in dividends paid of $1 million.

          The Company continues to explore opportunities to acquire additional businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of March 31, 2001, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the first three months of 2001 and 2000 of $9 million and $8 million, respectively. These amounts were determined by the Board of Directors and were paid in January of each such year. The Company also has the commitment to repurchase stock at any time during the year from shareholders.

          The Company does not believe that the spin-off of its materials business has had and is not expected to have an adverse impact on its liquidity or material commitments, since earnings generated from the materials business have historically been reinvested in the materials business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

         New Accounting Pronouncement. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not expect adoption of this statement to materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

          The Company does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri, in a action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company, although the Company has not yet been served, and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million, including property damage, costs of replacement of power, and lost profits. The Company believes that the factual allegations and legal claims asserted in the Complaint against Bibb and the Company are without merit and intends to vigorously defend them.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PETER KIEWIT SONS', INC.





Date: May 11, 2001                        /s/  Michael J. Piechoski
                                          ----------------------------------
                                          Michael J. Piechoski
                                          Vice President and Principal
                                          Financial Officer