Form 10-Q
period 2001-06-30
PETER KIEWIT SONS INC /DE/
filed 2001-08-13
CIK 1044430

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                   FORM 10-Q

                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended                Commission file number
          June 30, 2001                                  000-23943

                           PETER KIEWIT SONS', INC.
           (Exact name of registrant as specified in its charter)

               Delaware                                91-1842817
      (State of Incorporation)           (I.R.S. Employer Identification No.)


              Kiewit Plaza, Omaha Nebraska                        68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2001:

                 Title of Class                     Shares Outstanding
           Common Stock, $0.01 par value                31,053,065


-----------------------------------------------------------------------------
                                PETER KIEWIT SONS', INC.

                                      Index
                                                                         Page

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements.

         Consolidated Condensed Statements of Earnings for the three
           and six months ended June 30, 2001 and 2000                      1

         Consolidated Condensed Balance Sheets as of June 30, 2001 and
           December 30, 2000                                                2

         Consolidated Condensed Statements of Cash Flows for the
           six months ended June 30, 2001 and 2000                          3

         Notes to Consolidated Condensed Financial Statements               4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                          11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.        14

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.  Legal Proceedings.                                                14

Item 4.  Submission of Matters to a Vote of Security Holders.              15

Item 6.  Exhibits and Reports on Form 8-K.                                 15

         Signatures                                                        15
-----------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              PETER KIEWIT SONS', INC.
                     Consolidated Condensed Statements of Earnings
                                    (unaudited)


                              Three Months Ended             Six Months Ended
                                   June 30,                       June 30,
                              ------------------             ----------------
(dollars in millions, except
  per share data)               2001      2000                2001     2000
-----------------------------------------------------------------------------

Revenue                        $  968   $ 1,189            $ 1,940   $ 2,175
Cost of revenue                  (893)   (1,094)            (1,819)   (2,036)
                               ------   -------            -------   -------
                                  75        95                 121       139

General and administrative
  expenses                       (44)      (45)                (92)      (88)
Gain on sale of operating assets   7         6                  11        10
                             -------   -------             -------   -------

Operating earnings                38        56                  40        61

Other income (expense):
   Investment income and equity
     earnings                      4         4                   9        10
   Interest expense               (1)       (2)                 (1)       (3)
   Other, net                      4        11                   7        20
                             -------   -------             -------   -------
                                   7        13                  15        27
                             -------   -------             -------   -------
Earnings before income taxes,
  minority interest and
  discontinued operations         45        69                  55        88

Minority interest in net
  earnings of subsidiaries         -         -                  (1)        -

Provision for income taxes       (18)      (27)                (22)      (35)
                             -------   -------             -------   -------

Earnings from continuing
  operations                      27        42                  32        53

Discontinued operations:
  Income from materials
   operations, net of income
   tax expense of $- and $6
   and $- and $8                   -         8                   -        11
                             -------   -------             -------   -------

Net earnings                 $    27   $    50             $    32   $    64
                             =======   =======             =======   =======

Net earnings per share:

Continuing operations:

  Basic                      $   .91   $  1.32             $  1.08   $  1.66
                             =======   =======             =======   =======
  Diluted                    $   .88   $  1.28             $  1.04   $  1.61
                             =======   =======             =======   =======

Discontinued operations:
  Basic                      $     -   $   .25             $     -   $   .35
                             =======   =======             =======   =======
  Diluted                    $     -   $   .24             $     -   $   .34
                             =======   =======             =======   =======

Net earnings:
  Basic                      $   .91   $  1.57             $  1.08   $  2.01
                             =======   =======             =======   =======
  Diluted                    $   .88   $  1.52             $  1.04   $  1.95
                             =======   =======             =======   =======

See accompanying notes to consolidated condensed financial statements.

                                             1
-----------------------------------------------------------------------------

                            PETER KIEWIT SONS', INC.

                        Consolidated Condensed Balance Sheets


                                                June 30,         December 30,
                                                  2001               2000
(dollars in millions)                         (unaudited)
-----------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                     $   263            $   302
  Marketable securities                               4                  5
  Receivables, less allowance of $4 and $4          525                463
  Unbilled contract revenue                         119                 97
  Contract costs in excess of related revenue        46                 58
  Investment in construction joint ventures         115                138
  Deferred income taxes                              69                 60
  Other                                              14                 10
                                                -------            -------
Total current assets                              1,155              1,133

Property, plant and equipment, less accumulated
  depreciation and amortization of $430 and $424    208                188
Other assets                                        112                 96
Deferred income taxes                                 6                  9
                                                -------            -------
                                                $ 1,481            $ 1,426
                                                =======            =======

Liabilities and redeemable common stock

Current liabilities:
  Accounts payable, including retainage of
    $62 and $56                                 $   208            $   223
  Current portion of long-term debt                   1                  1
  Accrued costs on construction contracts           186                133
  Billings in excess of related costs and earnings  172                145
  Accrued insurance costs                            67                 64
  Accrued payroll                                    23                 34
  Other                                              15                 22
                                                -------            -------
Total current liabilities                           672                622

Long-term debt, less current portion                 12                 12
Other liabilities                                    86                 82
Minority interest                                    14                 14
                                                -------            -------
  Total liabilities                                 784                730
                                                -------            -------

Preferred stock, no par value, 250,000 shares
  authorized, no shares outstanding                  -                   -
Redeemable common stock ($541 million aggregate
  redemption value):
    Common stock, $0.01 par value; 125 million
    shares authorized 31,180,254 and 32,259,640
    shares outstanding                               -                   -
  Additional paid-in capital                        197                185
  Accumulated other comprehensive income             (8)                (7)
  Retained earnings                                 508                518
                                                -------            -------

Total redeemable common stock                       697                696
                                                -------            -------
                                                $ 1,481            $ 1,426
                                                =======            =======

See accompanying notes to consolidated condensed financial statements.
                                            2
-----------------------------------------------------------------------------


                             PETER KIEWIT SONS', INC.

                 Consolidated Condensed Statements of Cash Flows
                                      (unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                            -----------------
(dollars in millions)                                        2001       2000
-----------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                          $    55   $   105
                                                           -------   -------

Cash flows from investing activities:
  Proceeds from sales and maturities of marketable securities    4         9
  Purchases of marketable securities                             -        (2)
  Proceeds from sales of property, plant and equipment          15        14
  Investments and acquisitions                                 (20)      (37)
  Capital expenditures                                         (53)      (53)
  Additions to notes receivable                                 (1)       (4)
  Payments received on notes receivable                          -         1
                                                           -------   -------
    Net cash used in investing activities                      (55)      (72)
                                                           -------   -------

Cash flows from financing activities:
  Long-term debt payments                                        -        (2)
  Issuance of common stock                                      27         -
  Repurchases of common stock                                  (47)      (63)
  Dividends paid                                               (19)      (18)
                                                           -------   -------
    Net cash used in financing activities                      (39)      (83)
                                                           -------   -------

Net decrease in cash and cash equivalents                      (39)      (50)

Cash and cash equivalents at beginning of period               302       338
                                                           -------   -------

Cash and cash equivalents at end of period                 $   263   $   288
                                                           =======   =======

Noncash investing activities:
  Issuance of debt for materials acquisition               $     -   $     2
                                                           =======   =======

See accompanying notes to consolidated condensed financial statements.


                                          3
-----------------------------------------------------------------------------


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

Receivables at June 30, 2001 and December 30, 2000 include approximately $109 million and $116 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $30 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $1 million and $10 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.


2.  Discontinued Operations:

In accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated condensed statement of earnings of the Company for the three and six months ended June 30, 2000 have been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that occurred on September 30, 2000. Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Condensed Statements of Earnings. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated condensed financial statements.

Summarized financial information for the discontinued operations follows:


                                            4
-----------------------------------------------------------------------------



                                 PETER KIEWIT SONS', INC.

           Notes to Consolidated Condensed Financial Statements - (Continued)


2.  Discontinued Operations (Continued):
                                     Three Months Ended      Six Months Ended
                                           June 30,               June 30,
 (dollars in millions)                       2000                   2000
-----------------------------------------------------------------------------

Revenues                                  $   127                  $   227
                                          =======                  =======
Income from discontinued operations(after
  applicable income taxes of $6 and $8)         8                  $    11
                                          =======                  =======


3.  Investments and Acquisitions:

On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $31 million. This operation was included with the spin-off of the Materials Business (Note 7).

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


                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     ------------------      ----------------
(dollars in millions)                 2001        2000        2001      2000
-----------------------------------------------------------------------------

Revenue                             $   968     $ 1,197     $ 1,940   $ 2,191
                                    =======     =======     =======   =======
Net earnings                        $    27     $    51     $    32   $    67
                                    =======     =======     =======   =======

Net earnings per share:
  Basic                             $   .91     $  1.61     $  1.08   $  2.09
                                    =======     =======     =======   =======
  Diluted                           $   .88     $  1.56     $  1.04   $  2.03
                                    =======     =======     =======   =======



On April 2, 2001, the Company invested $20 million in an investment limited partnership. The Company accounts for this investment using the equity method.

                                          5
-----------------------------------------------------------------------------


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

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                     ------------------      ----------------
                                      2001        2000        2001      2000
-----------------------------------------------------------------------------

Earnings from continuing operations
  (in millions)                     $   27       $   42      $   32    $   53

Earnings from discontinued operations    -            8           -        11
                                    ------       ------      ------    ------
Net earnings available to common
  stockholders                          27           50          32        64

Add:  Interest expense, net of tax effect,
  associated with convertible debentures *            *           *         *
                                    ------       ------      ------    ------

Net earnings for diluted shares     $   27       $   50      $   32    $   64
                                    ======       ======      ======    ======

Total number of weighted average
  shares outstanding used to
  compute basic earnings per share
  (in thousands)                    29,697       31,878      29,778    32,119

Additional dilutive shares assuming
  conversion of convertible
  debentures                         1,367        1,025       1,367     1,027
                                    ------       ------      ------    ------

Total number of shares used to
  compute diluted earnings per
  share                             31,064       32,903       31,145   33,146
                                    ======       ======       ======   ======
Continuing operations:
  Basic earnings per share          $  .91       $ 1.32       $ 1.08   $ 1.66
                                    ======       ======       ======   ======
  Diluted earnings per share        $  .88       $ 1.28       $ 1.04   $ 1.61
                                    ======       ======       ======   ======

Discontinued operations:
  Basic earnings per share          $    -       $  .25       $    -   $  .35
                                    ======       ======       ======   ======
  Diluted earnings per share        $    -       $  .24       $    -   $  .34
                                    ======       ======       ======   ======

Net earnings:
  Basic earnings per share          $  .91       $ 1.57       $ 1.08   $ 2.01
                                    ======       ======       ======   ======
  Diluted earnings per share        $  .88       $ 1.52       $ 1.04   $ 1.95
                                    ======       ======       ======   ======

* Interest expense attributable to convertible debentures was less than $.5 million

                                                  6
-----------------------------------------------------------------------------

                               PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)

5.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows:

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     ------------------      ----------------
(dollars in millions)                 2001        2000        2001      2000
-----------------------------------------------------------------------------
Net earnings                         $   27      $   50      $   32   $   64
Other comprehensive income, before tax:
  Foreign currency translation
   adjustments                            3           2          (1)       2
  Unrealized gains (losses) arising
    during period                         -          (4)          -       (4)
  Income tax effect related to items of
    other comprehensive income           (1)          1           -        1
                                     ------      ------      ------   ------
Comprehensive income                 $   29      $   49      $   31   $   63
                                     ======      ======      ======   ======


6.     Segment Data:

The Company primarily operates in the construction industry and currently has one reportable operating segment. The Company's other operations consist of the lignite mining operation acquired on September 26, 2000. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. As described in Note 2, the Company has reclassified the results of operations of its Materials Business as discontinued operations. The Materials Business was previously disclosed as a separate operating segment. The following segment data has been restated to exclude amounts related to the Materials Business.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for mine management and related services to the coal mining operations of Level 3 Communications, Inc. ("Level 3") is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                   Three Months Ended     Three Months Ended
                                      June 30, 2001         June 30, 2000
                                  --------------------    -------------------
dollars in millions)              Construction   Other    Construction  Other
-----------------------------------------------------------------------------

Revenue - external customers     $  958         $   10       $1,189    $    -
                                 ======         ======       ======    ======
Operating earnings               $   36         $    2       $   56    $    -
                                 ======         ======       ======    ======

                                             7
-----------------------------------------------------------------------------


                          PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)

6.  Segment Data (Continued):

                                  Six Months Ended       Six Months Ended
                                    June 30, 2001          June 30, 2000
                                  --------------------   --------------------
(dollars in millions)             Construction   Other    Construction  Other
-----------------------------------------------------------------------------

Revenue - external customers         $1,920     $   20       $2,175    $    -
                                     ======     ======       ======    ======
Operating earnings                   $   35     $    5       $   61    $    -
                                     ======     ======       ======    ======

During the quarters ended June 30, 2001 and 2000, the Company earned 25.3% and 45.5%, respectively, of revenues from Level 3. For the first six months of 2001, the Company earned 27.5% of revenues from Level 3, as compared to 44.9% for the same period in 2000.



7.  Other Matters:

    Materials Spin-Off:

On September 30, 2000, the Company distributed all of the 32,288,840 shares of common stock of its former subsidiary, Kiewit Materials Company ("Materials"), it then held to stockholders of the Company in a Spin-off (the "Materials Spin-off"). In the Materials Spin-off, each stockholder of the Company received one share of Materials common stock ("Materials' Stock") for each share of Common Stock they held on the record date for the Materials Spin-off. Prior to the Materials Spin-off, the Company also completed a share exchange offer and debenture exchange offer, pursuant to which holders of Common Stock and the Company's convertible debentures collectively exchanged 1,081,226 shares of Common Stock and $13,095,000 principal amount of the Company's convertible debentures for: (1) 4,055,029 shares of Materials' Stock; (2) $670,000 principal amount of Materials' convertible debentures; and (3) $5,475,045 principal amount of the Company's new reduced principal convertible debentures. As a result of the Materials Spin-off, the Company and Materials now operate as two separate independent companies.

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


                                         8
-----------------------------------------------------------------------------

                         PETER KIEWIT SONS', INC.

           Notes to Consolidated Condensed Financial Statements - (Continued)

7.  Other Matters (Continued):

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

     Other:

On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri, in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company, although the Company has not yet been served, and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million, including property damage, costs of replacement of power, and lost profits. The Company believes that the factual allegations and legal claims asserted in the Complaint against Bibb and the Company are without merit and intends to vigorously defend them. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

8.     Subsequent Events:

On July 31, 2001, a subsidiary of the Company merged with General Construction Company ("GCC"), a marine construction business located in Poulsbo, Washington, pursuant to which the Company acquired 100% of the outstanding common stock of GCC for approximately $46 million, subject to adjustment based upon the July 31, 2001 audited balance sheet of GCC. The purchase price allocation will be determined when additional information becomes available.

                                               9
-----------------------------------------------------------------------------


                              PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)


9.  Recent Accounting Pronouncements:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities, effective January 1, 2001. Adoption of this statement did not materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by SFAS 141 are:
(1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supersedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level,
(3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

We have not yet determined the effect SFAS No. 141 and 142 will have on our consolidated financial position or results of operations.


                                            10
-----------------------------------------------------------------------------

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

Results of Operations - Second Quarter 2001 vs. Second Quarter 2000

     Revenue. Revenue for the second quarter of 2001 decreased $221 million or 18.6% from the same time period in 2000. The most significant factor contributing to this decrease was the reduced work performed on a large fiber optic project as the work on the project progressed towards completion.

     Contract backlog increased to $4.4 billion at June 30, 2001 (of which 5.6% is attributable to foreign operations located in Canada) from $3.3 billion at December 30, 2000. Domestic projects are spread geographically throughout the U.S.

     Margin. Margins, as a percentage of revenue, for the second quarter of 2001 decreased to 7.7% compared to 8.0% for the same period in 2000. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 2001 decreased $1 million to $44 million when compared to the same period in 2000. As a percentage of revenue, general and administrative expenses increased from 3.8% in the second quarter of 2000 to 4.5% in the same period in 2001. There was not a proportionate decrease in general and administrative costs in relation to the decrease in revenue.

     Gain on Sale of Operating Assets. Net gains on the disposition of property, plant and equipment and other assets for the second quarter of 2001 increased $1 million to $7 million when compared to the same period in 2000.

     Investment Income and Equity Earnings. Investment income and equity earnings remained the same for the second quarter of 2001 when compared to the same period in 2000.

     Other, net.   Other income is comprised primarily of mine management fee income from Level 3.

     During the second quarter 2001 and 2000, the Company managed two and three active coal mines, respectively, for Level 3. Fees for these services for the second quarter 2001 were $1 million as compared to $8 million for the same period in 2000. The decrease is primarily due to a combination of the expiration of a significant long-term contract in 2000 and the Company's September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed for Level 3. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

                                      11
-----------------------------------------------------------------------------

                        PETER KIEWIT SONS', INC.


     The U.S. Minerals Management Service has issued an assessment to the Level 3 mines for the underpayment of royalties. Level 3 is vigorously contesting the U.S. Minerals Management Service assessment. If Level 3 is ultimately required to pay the U.S. Minerals Management Service approximately $20.7 million ($13.2 million of which is principal and $7.5 million of which is interest) the payment would decrease future mine management fees in total by as much as $4.0 million, but will not affect fees previously received.

     Provision for income taxes. The effective income tax rate during the second quarter of 2001 and 2000 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.


             Results of Operations - Six Months 2001 vs. Six Months 2000

     Revenue. Revenue for the first six months of 2001 decreased $235 million or 10.8% from the same time period in 2000. The most significant factor contributing to this decrease was the reduced work performed on a large fiber optic project as the work on the project progressed towards completion.

     Margin. Margins, as a percentage of revenue, for the first six months of 2001 decreased to 6.2% compared to 6.4% for the same period in 2000. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

     General and Administrative Expenses. General and administrative expenses for the first six months of 2001 increased $4 million to $92 million when compared to the same period in 2000. The increase was attributed primarily to increased costs associated with pursuing new work in 2001. As a percentage of revenue, general and administrative expenses increased from 4.0% in the first six months of 2000 to 4.7% in the same period in 2001. There was not a proportionate decrease in general and administrative costs in relation to the decrease in revenue.

     Gain on Sale of Operating Assets. Net gains on the disposition of property, plant and equipment and other assets for the first six months of 2001 increased $1 million to $11 million when compared to the same period in 2000.

     Investment Income and Equity Earnings. Investment income and equity earnings for the first six months of 2001 decreased $1 million or 10.0% from the same period in 2000. The decrease was primarily attributed to a decrease in equity earnings.

     Other, net.   Other income is comprised primarily of mine management fee income from Level 3.

     During the first six months 2001 and 2000, the Company managed two and three active coal mines, respectively, for Level 3. Fees for these services for the first six months of 2001 were $3 million as compared to $16 million for the same period in 2000. The decrease is primarily due to a combination of the expiration of a significant long-term contract in 2000 and the Company's September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed for Level 3. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     The U.S. Minerals Management Service has issued an assessment to the Level 3 mines for the underpayment of royalties. Level 3 is vigorously contesting the U.S. Minerals Management Service assessment. If Level 3 is ultimately required to pay the U.S. Minerals Management Service approximately $20.7 million ($13.2 million of which is principal and $7.5 million of which is interest) the payment would decrease future mine management fees in total by as much as $4.0 million, but will not affect fees previously received.

     Provision for income taxes. The effective income tax rate during the first six months of 2001 and 2000 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.

                                        12
-----------------------------------------------------------------------------


                        PETER KIEWIT SONS', INC.

                Financial Condition - June 30, 2001 vs. December 30, 2000

     Cash and cash equivalents decreased $39 million to $263 million at June 30, 2001 from $302 million at December 30, 2000. The decrease reflects net cash provided by operations of $55 million, net cash used in investing activities of $55 million and $39 million used in financing activities.

     Net cash provided by operating activities for the first six months of 2001 of $55 million represented a decrease of $50 million from the same period in 2000. The decrease was due to a net income decrease of $32 million for the first six months of 2001 compared to the same period in 2000 and increased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the first six months of 2001 decreased by $17 million to $55 million as compared to the same period in 2000. This decrease was due to decreases in investments and acquisitions of $17 million, a decline in additions to notes receivable of $3 million, a decrease in purchases of marketable securities of $2 million and increases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $1 million. These changes were partially offset by a decrease in proceeds from sales and maturities of marketable securities of $5 million and a $1 million decline in payments received on notes receivable.

          Net cash used in financing activities for the first six months of 2001 decreased by $44 million to $39 million as compared to the same time period in 2000. This decrease was due to issuance of common stock of $27 million, a decrease in repurchases of common stock of $16 million and a decrease in long-term debt payments of $2 million. These changes were partially offset by an increase in dividends paid of $1 million.

     The Company continues to explore opportunities to acquire additional businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of June 30, 2001, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the first six months of 2001 and 2000 of $19 million and $18 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase stock at any time during the year from shareholders.

     The Company does not believe that the spin-off of its Materials Business as had and is not expected to have an adverse impact on its liquidity or material commitments, since earnings generated from the Materials Business had historically been reinvested in the Materials Business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

                                           13
-----------------------------------------------------------------------------


     Recent Accounting Pronouncements. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities, effective January 1, 2001. Adoption of this statement did not materially affect the Company's financial statements as the Company has no significant derivative instruments or hedging activities.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets".

     SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by SFAS 141 are:
(1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supersedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level,
(3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     We have not yet determined the effect SFAS No. 141 and 142 will have on our consolidated financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

     The Company does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There have been no material changes in the legal proceedings reported in the Company's previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


                                         14
-----------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of stockholders was held on June 16, 2001. The holders of 28,871,874 of the 29,672,854 outstanding shares of $0.01 par value common stock ("Common Stock") were present in person or by proxy at the annual meeting. At such meeting, the following slate of nominees for director was proposed by the incumbent directors. No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.


              Director Nominee      Votes For     Withheld
              ----------------      ---------     --------

              Mogens C. Bay         28,132,670     739,204
              Roy L. Cline          28,751,846     120,028
              Richard W. Colf       28,862,674       9,200
              James Q. Crowe        28,071,098     800,776
              Richard Geary         28,859,174      12,700
              Bruce E. Grewcock     28,862,674       9,200
              William L. Grewcock   28,852,170      19,704
              Allan K. Kirkwood     28,862,674       9,200
              Michael R. McCarthy   28,095,490     776,384
              Douglas E. Patterson  28,807,918      63,956
              Walter Scott, Jr.     28,862,674       9,200
              Kenneth E. Stinson    28,862,674       9,200
              George B. Toll, Jr.   28,615,138     256,736

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

     None.

    (b)  Reports on Form 8-K.

    No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PETER KIEWIT SONS', INC.






Date: August 13, 2001                /s/  Michael J. Piechoski
                                     ------------------------------
                                     Michael J. Piechoski
                                     Vice President and Principal
                                     Financial Officer



                                       15
-----------------------------------------------------------------------------