Form 10-Q
period 2001-09-30
PETER KIEWIT SONS INC /DE/
filed 2001-11-13
CIK 1044430

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                 FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   Commission file number
       September 30, 2001                               000-23943

                        PETER KIEWIT SONS', INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                    91-1842817
   (State of Incorporation)                (I.R.S. Employer Identification No.)

      Kiewit Plaza, Omaha Nebraska                        68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of November 13, 2001.

               Title of Class                  Shares Outstanding
      Common Stock, $0.01 par value                 31,594,285



________________________________________________________________________________

                         PETER KIEWIT SONS', INC.

                                   Index
                                                                            Page
________________________________________________________________________________

                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.  Financial Statements.

  Consolidated Condensed Statements of Earnings for the three and nine
    months ended September 30, 2001 and 2000                                   1
  Consolidated Condensed Balance Sheets as of September 30, 2001 and
    December 30, 2000                                                          2
  Consolidated Condensed Statements of Cash Flows for the nine months ended
    September 30, 2001 and 2000                                                3
  Notes to Consolidated Condensed Financial Statements                         4

Item 2.  Management's discussion and Analysis of Financial Condition and
           Results of Operations                                              12

Item 3.  Quantitive and Qualitive Disclosure about Market Risk.               16

                                PART II - OTHER INFORMATION
                                ---------------------------

Item 1.  Legal Proceedings.                                                   16

Item 6.  Exhibits and Reports on Form 8-K.                                    16

         Signatures                                                           16

                                             i
________________________________________________________________________________

Item 1.  Financial Statements.

                             PETER KIEWIT SONS', INC.
                       Consolidated Condensed Statements of Earnings
                                     (unaudited)

                                      Three Months Ended       Nine Months Ended
                                        September 30,             September 30,
(dollars in millions,                 ------------------       -----------------
  except per share data)              2001          2000       2001        2000
                                      ----          ----       ----        ----

Revenue                              $1,004       $1,314      $2,944     $3,489
Cost of revenue                        (920)      (1,263)     (2,739)    (3,299)
                                      -----        -----       -----      -----
                                         84           51         205        190

General and administrative expenses     (46)         (39)       (138)      (127)
Gain on sale of operating assets          3            3          14         14
                                      -----        -----       -----      -----
Operating earnings                       41           15          81         77

Other income (expense):
   Investment income and equity earnings  1           (4)         10          6
   Interest expense                      (1)           -          (2)        (3)
   Gain on sale of partnership            -           45           -         45
   Other, net                             1            9           8         28
                                      -----        -----       -----      -----
                                          1           50          16         76
                                      -----        -----       -----      -----

Earnings before income taxes,
  minority interest and
  discontinued operations                42           65        97          153

Minority interest in net earnings
  of subsidiaries                         1            -         -            -

Provision for income taxes              (17)         (25)        (39)       (60)
                                      -----        -----       -----      -----

Earnings from continuing operations      26           40        58           93

Discontinued operations:
  Income from materials operations,
    net of income tax expense of
    $- and $5 and $- and $12              -            7         -           18
                                      -----        -----     -----        -----

Net earnings                         $   26       $   47    $   58       $  111
                                      =====        =====     =====        =====

Net earnings per share:

Continuing operations:
  Basic                              $  .84       $ 1.20    $ 1.93       $ 2.86
                                      =====        =====     =====        =====
  Diluted                            $  .81       $ 1.17    $ 1.86       $ 2.79
                                      =====        =====     =====        =====


Discontinued operations:
  Basic                              $    -       $  .22    $   -        $  .57
                                      =====        =====     =====        =====
  Diluted                            $    -       $  .21    $   -        $  .55
                                      =====        =====     =====        =====

Net earnings:
  Basic                              $  .84       $ 1.42    $ 1.93       $ 3.43
                                      =====        =====     =====        =====
  Diluted                            $  .81       $ 1.38    $ 1.86       $ 3.34
                                      =====        =====     =====        =====

See accompanying notes to consolidated condensed financial statements.

                                           1
________________________________________________________________________________


                                PETER KIEWIT SONS', INC.

                        Consolidated Condensed Balance Sheets

                                                    September 30,   December 30,
                                                        2001              2000
(dollars in millions)                               (unaudited)
________________________________________________________________________________
Assets

Current assets:
Cash and cash equivalents                              $  259           $  302
Marketable securities                                       4                5
Receivables, less allowance of $4 and $4                  580              463
Unbilled contract revenue                                 142               97
Contract costs in excess of related revenue                43               58
Investment in construction joint ventures                 154              138
Deferred income taxes                                      71               60
Other                                                      13               10
                                                        -----            -----
Total current assets                                    1,266            1,133

Property, plant and equipment, less accumulated
  depreciation and amortization of $439 and $424          265              188
Other assets                                              127               96
Deferred income taxes                                       -                9
                                                        -----            -----
                                                       $1,658           $1,426
                                                        =====            =====

Liabilities and redeemable common stock

Current liabilities:
Accounts payable, including retainage of $65 and $56   $  232           $  223
Current portion of long-term debt                           1                1
Accrued costs on construction contracts                   266              133
Billings in excess of related costs and earnings          187              145
Accrued insurance costs                                    73               64
Accrued payroll                                            27               34
Other                                                      23               22
                                                        -----            -----
Total current liabilities                                 809              622

Long-term debt, less current portion                       21               12
Other liabilities                                          80               82
Deferred income taxes                                       5                -
Minority interest                                          14               14
                                                        -----            -----
Total liabilities                                         929              730
                                                        -----            -----
Preferred stock, no par value, 250,000 shares
  authorized, no shares outstanding                         -                -
Redeemable common stock ($549 million
  aggregate redemption value):

Common stock, $0.01 par value; 125 million shares
  authorized 31,620,425 and 32,259,640 shares
  outstanding                                               -                -
Additional paid-in capital                                206              185
Accumulated other comprehensive income                    (10)              (7)
Retained earnings                                         533              518
                                                        -----            -----
Total redeemable common stock                             729              696
                                                        -----            -----

                                                       $1,658           $1,426
                                                        =====            =====

See accompanying notes to consolidated condensed financial statements.
                                         2
________________________________________________________________________________


                           PETER KIEWIT SONS', INC.

                 Consolidated Condensed Statements of Cash Flows
                                (unaudited)



                                                           Nine Months Ended
                                                              September 30,
                                                           -------------------
(dollars in millions)                                      2001         2000
------------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                        $  121         $  161
                                                          -----          -----
Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                                     4              9
  Purchases of marketable securities                          -             (2)
  Proceeds from sales of property, plant and equipment       19             19
  Investments and acquisitions                              (56)          (175)
  Proceeds from sale of partnership                           -             86
  Capital expenditures                                      (94)           (78)
  Additions to notes receivable                              (2)            (4)
  Payments received on notes receivable                       2              1
                                                          -----          -----
    Net cash used in investing activities                  (127)          (144)
                                                          -----          -----
Cash flows from financing activities:
  Long-term debt payments                                    (6)            (3)
  Issuance of common stock                                   37             32
  Repurchases of common stock                               (49)           (64)
  Dividends paid                                            (19)           (18)
  Cash distributed in connection with spin-off                -            (47)
                                                          -----          -----
    Net cash used in financing activities                   (37)          (100)
                                                          -----          -----
Net decrease in cash and cash equivalents                   (43)           (83)

Cash and cash equivalents at beginning of period            302            338
                                                          -----          -----

Cash and cash equivalents at end of period               $  259         $  255
                                                          =====          =====

Noncash investing activities:
  Issuance of debt for acquisition                       $   10         $    -
                                                          =====          =====

See accompanying notes to consolidated condensed financial statements.

                                           3
________________________________________________________________________________


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

Receivables at September 30, 2001 and December 30, 2000 include approximately $143 million and $116 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $35 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage. Also included in accounts receivable are $1 million and $10 million, respectively, of securities held by the owners which are now due as the contracts are completed. These securities are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.


2.  Discontinued Operations:

In accordance with Accounting Principles Board Opinion No. 30
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated condensed statement of earnings of the Company for the three and nine months ended September 30, 2000 have been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that occurred on September 30, 2000. Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Condensed Statements of Earnings. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated condensed financial statements.

Summarized financial information for the discontinued operations follows:

                                          4
________________________________________________________________________________


                                PETER KIEWIT SONS', INC.

              Notes to Consolidated Condensed Financial Statements - (Continued)


2.  Discontinued Operations (Continued):

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
(dollars in millions)                         2000                    2000
--------------------------------------------------------------------------------

  Revenues                                  $  135                  $  360
                                             =====                   =====
  Income from discontinued operations
  (after applicable income taxes
    of $6 and $13)                          $    9                  $   20

  Loss on disposal of business*
    (after applicable income tax benefit of
    $1 million for the three and nine months
    ended September 30, 2000)                   (2)                     (2)
                                             -----                   -----
  Income from discontinued operations       $    7                  $   18
                                             =====                   =====

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

On September 26, 2000, the Company acquired 100% of Walnut Creek Mining Company ("Walnut Creek"), a lignite mining business located in Robertson County, Texas, for $94 million. The fair value of the identifiable assets acquired and liabilities assumed was $110 million and $16 million, respectively. Identifiable intangibles assets related to this purchase will be amortized over their useful life of 15 years. No goodwill related to this transaction was recorded.


                                            5
___________________________________________________________________________




                                PETER KIEWIT SONS', INC.

              Notes to Consolidated Condensed Financial Statements - (Continued)

3.  Investments and Acquisitions (Continued):

On July 31, 2001, a subsidiary of the Company merged with General Construction Company ("GCC"), a marine construction business located in Poulsbo, Washington, pursuant to which the Company acquired 100% of the outstanding common stock of GCC for approximately $48 million, subject to adjustment based upon the July 31, 2001 audited balance sheet of GCC. The merger occurred as part of the Company's plan to acquire additional businesses. The purchase price allocation will be finalized when additional information becomes available.

The following unaudited, pro-forma financial information assumes the Walnut Creek and GCC acquisitions occurred at the beginning of 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2000, or the results which may occur in the future.

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                       -----------------        ----------------
(dollars in millions)                 2001          2000        2001       2000

Revenue                              $1,020        $1,363      $3,013     $3,630
                                      =====         =====       =====      =====
Net earnings                         $   27        $   49      $   57     $  117
                                      =====         =====       =====      =====
Net earnings per share:
  Basic                              $  .87        $ 1.50      $ 1.90     $ 3.63
                                      =====         =====       =====      =====
  Diluted                            $  .84        $ 1.46      $ 1.83     $ 3.53
                                      =====         =====       =====      =====


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



                                             6
________________________________________________________________________________


                                PETER KIEWIT SONS', INC.

              Notes to Consolidated Condensed Financial Statements - (Continued)


4.  Earnings Per Share (Continued):

                                      Three Months Ended      Nine Months Ended
                                          September 30,         September 30,
                                      ------------------      -----------------
                                      2001          2000      2001         2000
                                      ------------------      -----------------

Earnings from continuing
  operations (in millions)           $    26     $    40     $    58    $    93

Earnings from discontinued operations      -           7           -         18
                                      ------      ------      ------     ------

Net earnings available to
  common stockholders                     26          47          58        111

Add:  Interest expense, net of tax
  effect, associated with convertible
  debentures                               *           *           *          *
                                      ------      ------      ------     ------
Net earnings for diluted shares      $    26     $    47     $    58    $   111
                                      ======     =======      ======     ======

Total number of weighted average
  shares outstanding used to
  compute  basic earnings per
  share (in thousands)                31,205      32,636      30,258     32,289

Additional dilutive shares assuming
  conversion of convertible debentures 1,364       1,016       1,366      1,023
                                      ------      ------      ------     ------
Total number of shares used to compute
  diluted earnings per share          32,569      33,652      31,624     33,312
                                      ======     =======      ======     ======

* Interest expense attributable to convertible debentures was less than $.5 million

                                      Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                      ------------------       ----------------
                                      2001          2000       2001        2000
-------------------------------------------------------------------------------
Continuing operations:
  Basic earnings per share          $   .84      $  1.20     $  1.93    $  2.86
                                     ======       ======      ======     ======
  Diluted earnings per share        $   .81      $  1.17     $  1.86    $  2.79
                                     ======       ======      ======     ======

Discontinued operations:
  Basic earnings per share          $     -      $   .22     $     -    $   .57
                                     ======       ======      ======     ======

  Diluted earnings per share        $     -      $   .21     $     -    $   .55
                                     ======       ======      ======     ======

Net earnings:

  Basic earnings per share          $   .84      $  1.42     $  1.93    $  3.43
                                     ======       ======      ======     ======

  Diluted earnings per share        $   .81      $  1.38     $  1.86    $  3.34
                                     ======       ======      ======     ======


                                              7
________________________________________________________________________________


                              PETER KIEWIT SONS', INC.

              Notes to Consolidated Condensed Financial Statements - (Continued)

5.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three and nine months ended
September 30, 2001 and 2000 was as follows:

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      ------------------       -----------------
(dollars in millions)                 2001          2000       2001        2000
                                      ------------------       -----------------

Net earnings                        $   26        $   47       $   58    $  111
Other comprehensive income, before tax:
  Foreign currency translation
    adjustments                         (3)           (2)          (4)        -
  Unrealized gains (losses) arising
    during period                        -            (1)           -        (5)
  Reclassification adjustments for
    (gains) losses included in net
    earnings                             -             9            -         9
  Income tax effect related to items
    of other comprehensive income        1            (2)           1        (1)
                                     -----         -----        -----     -----
Comprehensive income                $   24        $   51       $   55    $  114
                                     =====         =====        =====     =====

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

                                    Three Months Ended      Three Months Ended
                                    September 30, 2001      September 30, 2000
                                    ------------------      ------------------
(dollars in millions)             Construction    Other    Construction   Other
-------------------------------------------------------------------------------

Revenue - external customers         $  993      $   11      $1,314      $    -
                                      =====       =====       =====       =====

Operating earnings                   $   38      $    3      $   15      $    -
                                      =====       =====       =====       =====

                                                    8
________________________________________________________________________________


                               PETER KIEWIT SONS', INC.

           Notes to Consolidated Condensed Financial Statements - (Continued)


6.  Segment Data (Continued):

                                        Nine Months Ended     Nine Months Ended
                                       September 30, 2001    September 30, 2000
                                      -------------------   -------------------
(dollars in millions)                 Construction  Other   Construction  Other
-------------------------------------------------------------------------------

Revenue - external customers            $2,913     $   31      $3,489    $    -
                                         =====      =====       =====     =====

Operating earnings                      $   73     $    8      $   77    $    -
                                         =====      =====       =====     =====

During the quarters ended September 30, 2001 and 2000, the Company earned 11.2% and 38.8%, respectively, of revenues from Level 3. For the first nine months of 2001, the Company earned 22.0% of revenues from Level 3, as compared to 42.6% for the same period in 2000.


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

                                       9
________________________________________________________________________________


                              PETER KIEWIT SONS', INC.

           Notes to Consolidated Condensed Financial Statements - (Continued)


7.  Other Matters (Continued):

Disposition:

On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Statement of Earnings.

Other:

On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri, in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million, including property damage, costs of replacement of power, and lost profits. The Company believes that the factual allegations and legal claims asserted in the Complaint against Bibb and the Company are without merit and intends to vigorously defend them.

The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability should not materially affect the Company's financial position, future results of operations or future cash flows.


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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by SFAS 141 are:
(1) requiring that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

                                      10
______________________________________________________________________________


                             PETER KIEWIT SONS', INC.

            Notes to Consolidated Condensed Financial Statements - (Continued)

8.  Recent Accounting Pronouncements (Continued):

The Company has not yet determined the effect SFAS No. 141 and 142 will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development of normal operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. Under SFAS 143: (1) retirement obligations, measured at fair value, will be recognized when they are incurred and displayed as liabilities, and (2) the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.

The Company has not yet determined the effect SFAS No. 143 will have on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 (Opinion 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial statements.

                                             11
_______________________________________________________________________________


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

        Results of Operations - Third Quarter 2001 vs. Third Quarter 2000

          Revenue. Revenue for the third quarter of 2001 decreased $310 million or 23.6% from the same time period in 2000. The most significant factor contributing to this decrease was the reduced work performed on a large fiber optic project as the work on the project progressed towards completion.

          Contract backlog increased to $4.5 billion at September 30, 2001 (of which 3.9% is attributable to foreign operations located in Canada) from $3.3 billion at December 30, 2000. Domestic projects are spread geographically throughout the U.S.

          Margin. Margins, as a percentage of revenue, for the third quarter of 2001 increased to 8.4% compared to 3.9% for the same period in 2000. The difference is attributed to cost overruns on certain significant projects during the third quarter 2000. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

          General and Administrative Expenses. General and administrative expenses for the third quarter of 2001 increased $7 million to $46 million when compared to the same period in 2000. As a percentage of revenue, general and administrative expenses increased from 3.0% in the third quarter of 2000 to 4.6% in the same period in 2001. The increase was attributed primarily to increased costs associated with bidding new work in 2001.

          Gain on Sale of Operating Assets. Net gains on the disposition of property, plant and equipment and other assets remained the same for the third quarter of 2001 when compared to the same period in 2000.

          Investment Income and Equity Earnings. A $3 million investment carried at cost was written off during the third quarter 2001. During the third quarter 2000, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and a loss of $9 million was recognized in the Statement of Earnings. Prior to the write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income.

         Other, net.   Other income is comprised primarily of mine management
fee income from Level 3.

          During the third quarter of 2001 and 2000, the Company managed two and three active coal mines, respectively, for Level 3. Fees for these services for the third quarter 2001 were $1 million as compared to $8 million for the same period in 2000. The decrease is primarily due to a combination of the expiration of a significant long-term contract in 2000 and the Company's September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed for Level 3. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

                                       12
_______________________________________________________________________________

          Provision for income taxes. The effective income tax rate during the third quarter of 2001 and 2000 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.


             Results of Operations - Nine Months 2001 vs. Nine Months 2000

          Revenue. Revenue for the first nine months of 2001 decreased $545 million or 15.6% from the same time period in 2000. The most significant factor contributing to this decrease was the reduced work performed on a large fiber optic project as the work on the project progressed towards completion.

          Margin. Margins, as a percentage of revenue, for the first nine months of 2001 increased to 7.0% compared to 5.4% for the same period in 2000. The difference is attributed to cost overruns on certain significant projects during the first nine months of 2000. Margins may vary between periods due to the inherent uncertainties associated with fixed price contracts, as well as seasonality and the stage of completion of individual projects.

          General and Administrative Expenses. General and administrative expenses for the first nine months of 2001 increased $11 million to $138 million when compared to the same period in 2000. As a percentage of revenue, general and administrative expenses increased from 3.6% in the first nine months of 2000 to 4.7% in the same period in 2001. The increase was attributed primarily to increased costs associated with bidding new work in 2001.

          Gain on Sale of Operating Assets. Net gains on the disposition of property, plant and equipment and other assets remained the same for the first nine months of 2001 when compared to the same period in 2000.

          Investment Income and Equity Earnings. A $3 million investment carried at cost was written off during the first nine months of 2001. During the third quarter 2000, the Company determined that the decline in market value of an investment security was other-than-temporary. This investment was written down to the current market value and a loss of $9 million was recognized in the Statement of Earnings. Prior to the write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income.

         Other, net.   Other income is comprised primarily of mine management
fee income from Level 3.

          During the first nine months of 2001 and 2000, the Company managed two and three active coal mines, respectively, for Level 3. Fees for these services for the first nine months of 2001 were $4 million as compared to $24 million for the same period in 2000. The decrease is primarily due to a combination of the expiration of a significant long-term contract in 2000 and the Company's September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed for Level 3. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement with Level 3. The mines managed by the Company for Level 3 earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

          Provision for income taxes. The effective income tax rate during the first nine months of 2001 and 2000 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.


                                             13
_______________________________________________________________________________



             Financial Condition - September 30, 2001 vs. December 30, 2000

          Cash and cash equivalents decreased $43 million to $259 million at September 30, 2001 from $302 million at December 30, 2000. The decrease reflects net cash provided by operations of $121 million, net cash used in investing activities of $127 million and $37 million used in financing activities.

          Net cash provided by operating activities for the first nine months of 2001 of $121 million represented a decrease of $40 million from the same period in 2000. The decrease was due to a net income decrease of $63 million for the first nine months of 2001 compared to the same period in 2000 and decreased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

          Net cash used in investing activities for the first nine months of 2001 decreased by $17 million to $127 million as compared to the same period in 2000. This decrease was due to decreases in investments and acquisitions of $119 million, a decline in additions to notes receivable of $2 million, a decrease in purchases of marketable securities of $2 million and an increase in payments received on notes receivable of $1 million. These changes were partially offset by a decrease in proceeds from sales and maturities of marketable securities of $5 million, decrease in proceeds from sale of partnership and an increase in capital expenditures.

          Net cash used in financing activities for the first nine months of 2001 decreased by $63 million to $37 million as compared to the same time period in 2000. This decrease was due to an increase in issuance of common stock of $5 million, a decrease in repurchases of common stock of $15 million and a decrease in cash distributed in connection with spin-off. These changes were partially offset by an increase in long-term debt payments of $3 million and an increase in dividends paid of $1 million.

          The Company continues to explore opportunities to acquire additional businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of September 30, 2001, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the first nine months of 2001 and 2000 of $19 million and $18 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase stock at any time during the year from shareholders.

          The Company does not believe that the spin-off of its Materials Business has had and does not expect it to have an adverse impact on its liquidity or material commitments, since earnings generated from the Materials Business had historically been reinvested in the Materials Business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.


                                      14
_______________________________________________________________________________

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

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

          SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB
16), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

          The Company has not yet determined the effect SFAS No. 141 and 142 will have on its consolidated financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development of normal operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. Under SFAS 143: (1) retirement obligations, measured at fair value, will be recognized when they are incurred and displayed as liabilities, and (2) the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.

          The Company has not yet determined the effect SFAS No. 143 will have on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 (Opinion 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment asset under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

          The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial statements.

                                           15
_______________________________________________________________________________



Item 3.    Quantitative and Qualitative Disclosure about Market Risk.

          The Company does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.



                              PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

          In its Quarterly Report on Form 10-Q for the quarter ended
March 31, 2001, the Company disclosed the filing by Kansas City Power & Light Company ("KCPL") in the Circuit Court of Jackson County, Missouri, of an action against the Company and its subsidiary, Bibb and Associates, Inc., relating to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. On October 18, 2001, the Company filed a motion to dismiss the action for lack of personal jurisdiction.

          The Company believes that the factual allegations and legal claims asserted against Bibb and the Company by KCPL are without merit and intends to vigorously defend them.



Item 6.    Exhibits and Reports on Form 8-K.

     (a)    Exhibits required by Item 601 of Regulation S-K.

     None.

     (b)    Reports on Form 8-K.

     Current Report on Form 8-K dated October 10, 2001 with respect to the Company's change of principal independent auditors, which Report was filed with the Securities and Exchange Commission on October 12, 2001.


SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  November 13, 2001                            PETER KIEWIT SONS', INC.





                                                    /s/  Michael J. Piechoski
                                                   ----------------------------
                                                       Michael J. Piechoski
                                                        Vice President and
                                                    Principal Financial Officer


                                         16
_______________________________________________________________________________