Form 10-K
period 2001-12-29
PETER KIEWIT SONS INC /DE/
filed 2002-03-25
CIK 1044430

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                           Commission file number
     December 29, 2001                                          000-23943

                             PETER KIEWIT SONS', INC.
               (Exact name of registrant as specified in its charter)

        Delaware                                       91-1842817
(State of Incorporation)                 (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha, Nebraska                            68131
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

29,834,455 shares of the registrant's $0.01 par value Common Stock were issued and outstanding on March 22, 2002.

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


                                  TABLE OF CONTENTS
                                                                         Page
Part I
Item 1.     Business                                                      1
Item 2.     Properties                                                    3
Item 3.     Legal Proceedings                                             3
Item 4.     Submissions of Matters to a Vote of Security Holders          4
Item 4A.    Executive Officers of the Registrant                          4

Part II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                       6
Item 6.     Selected Financial Data                                       7
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk   14
Item 8.     Financial Statements and Supplementary Data                  15
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     44

Part III
Item 10.     Directors and Executive Officers of the Registrant          44
Item 11.     Executive Compensation                                      44
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                  44
Item 13.     Certain Relationships and Related Transactions              44

Part IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                    44


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

     As described in Note 2 of the "Notes to Consolidated Financial Statements", the Company spun-off its materials operations on September 30, 2000.

Business.

     The Company, its subsidiaries and its joint ventures and partnerships perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 2001 were distributed among the following construction markets (approximately, by number): transportation (including highways, bridges, airports, railroads, and mass transit) - 74.3%; water supply/dams - 12.6%; mining - 5.4%; power, heat, cooling - 3.4%; and other markets -- 4.3%.

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

     Government Contracts.

     Public contracts accounted for approximately 89% of the combined prices of contracts awarded to the Company during 2001. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

     Competition.

     A contractor's competitive position is based primarily on its prices for construction services and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 2001, Engineering News Record, a construction trade publication, ranked the Company as the seventh largest United States contractor in terms of 2000 revenue. It ranked the Company first in the transportation market in terms of 2000 revenue.

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

     Backlog.

     At the end of 2001, the Company had backlog (anticipated revenue from uncompleted contracts) of approximately $4.2 billion, an increase from approximately $3.3 billion at the end of 2000. Of current backlog, approximately $1.9 billion is not expected to be completed during 2002. In 2001, the Company was low bidder on 197 jobs with total contract prices of approximately $3.2 billion, an average price of approximately $16.2 million per job. There were 20 new projects with contract prices over $25 million, accounting for approximately 82% of the successful bid volume.

     Joint Ventures.

     The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision-making. In 2001, the Company derived approximately 78% of its joint venture revenue from sponsored joint ventures and approximately 22% from non-sponsored joint ventures. The Company's share of joint venture revenue accounted for approximately 17% of its 2001 total revenue.

     Significant Customer.

     During 2001, revenue recognized from contracts with Level 3
Communications, Inc. ("Level 3") represented 20.1% of the Company's total revenue.

     Locations.

     The Company has 22 principal operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets. During 2001, the Company had projects in 46 states, Puerto Rico, Washington, D.C. and 8 Canadian provinces.

     Financial information about geographic areas for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 is included in
Note 11 of the "Notes to Consolidated Financial Statements".

Environmental Protection.

     Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees.

     At the end of 2001, the Company employed approximately 16,000 people. The Company considers relations with its employees to be good.

Item 2.     Properties.

     The Company's headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 21 principal district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 13 of which are located in owned facilities and 8 of which operate from leased facilities. The Company also has 21 area offices located in Alaska, California, Florida, Hawaii, Illinois, Maryland, Massachusetts, Nebraska, Nevada, New Mexico, New York, Pennsylvania, Rhode Island, Utah, British Columbia and Ontario, 2 of which are owned facilities and 19 of which are leased facilities. The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,500 portable offices, shops and transport trailers. The Company has a large equipment fleet, including approximately 3,500 trucks, pickups and automobiles and 1,400 heavy construction vehicles, such as graders, scrapers, backhoes and cranes. Joint ventures in which the Company is a participant also own approximately an additional 150 portable offices, shops and transport trailers, 600 trucks, pickups and automobiles and 350 heavy construction vehicles.

Item 3.     Legal Proceedings.

     On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri (the "Court"), in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company, and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million including property damage, costs of replacement of power and lost profits.
On October 18, 2001, the Company filed a motion to dismiss the action for lack of personal jurisdiction. During February 2002, the Company's motion was overruled, and the Court ordered the parties to proceed with discovery. The Company believes that the factual allegations and legal claims asserted against Bibb and the Company by KCPL are without merit and intends to vigorously defend them.

     The Company is party to many other pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     None during the three months ended December 29, 2001.

Item 4A.     Executive Officers of the Registrant.

     The table below shows information as of March 15, 2002, about each executive officer of the Company, including his business experience during the past five years. The Company's executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name                      Business Experience                             Age

Gregory D. Brokke     Mr. Brokke has been the Controller of the Company    39
                      since June 2000. Mr. Brokke was Assistant Treasurer of the Company from August 1997 to June 2000.
                      Mr. Brokke was Audit Supervisor of Kiewit
                      Construction Group Inc., a subsidiary of the Company, from December 1994 to June 1997.

John B. Chapman       Mr. Chapman has been Vice President of Human         56
                      Resources and Administration of the Company since
                      August 1997. Mr. Chapman was Vice President of
                      Human Resources for Kiewit Construction Group
                      Inc. for more than five years prior to August 1997.

Roy L. Cline          Mr. Cline has been a director and an Executive        64
                      Vice President of the Company since June 1999. Mr.
                      Cline was the President of Kiewit Industrial Co., a subsidiary of the Company, from March 1992 until June
                      1999. Mr. Cline is also a member of the Executive
                      Committee of the Company.

Richard W. Colf       Mr. Colf has been a director of the Company since     58
                      August 1997.  Mr. Colf has been an Executive Vice
                      President of the Company since July 1998. Mr. Colf has been an Executive Vice President of Kiewit
                      Pacific Co., a subsidiary of the Company, since
                      September 1998 and was a Senior Vice President of
                      Kiewit Pacific Co. from October 1995 to September
                      1998. Mr. Colf is currently also a director of Kiewit Materials Company. Mr. Colf is also a member of the Executive Committee of the Company.

Bruce E. Grewcock      Mr. Grewcock has been a director of the Company      48
                      since August 1997. Mr. Grewcock has been President and Chief Operating Officer of the Company since December 2000. Mr. Grewcock was an Executive Vice President of the Company from August 1997 until December 2000. Mr. Grewcock was the President of
                      Kiewit Western Co., a subsidiary of the Company, from July 1997 to July 1999. Mr. Grewcock was an Executive Vice President of Kiewit Construction
                      Group Inc. from July 1996 to June 1998. Mr. Grewcock is currently also a director of Kiewit Materials Company. Mr. Grewcock is also a member of the Executive Committee of the Company.

Allan K. Kirkwood     Mr. Kirkwood has been a director of the Company      58
                      since August 1997. Mr. Kirkwood has been an Executive Vice President of the Company since
                      July 1998. Mr. Kirkwood has been an Executive Vice
                      President of Kiewit Pacific Co. since September
                      1998 and was a Senior Vice President of Kiewit
                      Pacific Co. from October 1995 to September 1998.
                      Mr. Kirkwood is also a member of the Executive
                      Committee and is the Chairman of the Audit Committee of the Company.

Ben E. Muraskin       Mr. Muraskin has been a Vice President of the        38
                      Company since January 2000. Mr. Muraskin was a partner at Alston & Bird LLP from January 1999 to
                      December 1999, and an associate at that firm from May 1992 to January 1999.

Douglas E. Patterson  Mr. Patterson has been a director of the Company     50
                      since June 2001.  Mr. Patterson has been Executive
                      Vice President of the Company since November 2001.
                      Mr. Patterson was President of Gilbert Central Corp.,
                      Gilbert Industrial Corporation and Kiewit
                      Engineering Co., all subsidiaries of the Company, from June 1999 to June 2001. Mr. Patterson was
                      Senior Vice President of Kiewit Construction Company, a subsidiary of the Company, from July 1996 to June
                      1999.  Mr. Patterson is a member of the Executive
                      Committee of the Company.

Gerald S. Pfeffer     Mr. Pfeffer has been a Vice President of the         56
                      Company since April 1998. Mr. Pfeffer was a Vice
                      President of Kiewit Construction Group Inc. from
                      December 1997 to June 1998. Mr. Pfeffer was Vice
                      President of Kiewit SR91 Corp. from January 1993 to
                      December 1997.

Michael J. Piechoski  Mr. Piechoski has been a Vice President and the      48
                      Treasurer of the Company since June 2000.  Mr.
                      Piechoski was Director of Audit of the Company from April 1999 to June 2000. Mr. Piechoski was
                      Chief Accounting Officer of United Metro Materials,
                      Inc., a former subsidiary of the Company, for more than five years prior to March 1999.

Jerry C. Porter       Mr. Porter has been a Vice President of the          58
                      Company since May 2000. Mr. Porter has been the design/build manager of the Company since September
                      1999. Mr. Porter was a construction design manager for Kiewit Pacific Co. from September 1996 until
                      September 1999.

James E. Rowings      Mr. Rowings has been a Vice President of the Company 49
                      since June 2001. Mr. Rowings was professor and director of the Construction Engineering Department at Iowa State University for more than five years prior to June 2001.

Tobin A. Schropp      Mr. Schropp has been a Vice President, General       39
                      Counsel and Secretary of the Company since September
                      1998. Mr. Schropp was Director of Taxes of the Company from March 1998 to September 1998. Mr. Schropp was
                      Director of Taxes of Level 3 Communications, Inc.
                      from August 1996 to March 1998.

Stephen A. Sharpe     Mr. Sharpe has been a Vice President of the Company  50
                      since August 1997. Mr. Sharpe was a Vice President of Kiewit Construction Group Inc. from October 1996 to June 1998. Mr. Sharpe was a Vice President of U.S.
                      Generating Company for more than five years prior to October 1996.

Kenneth E. Stinson    Mr. Stinson has been a director and Chairman of      59
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


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

Market Information.

     As of December 29, 2001, the Company's $0.01 par value common stock ("Common Stock") was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

Company Repurchase Obligation.

     Pursuant to the terms of the Company's Restated Certificate of Incorporation ("Certificate"), the Company is generally required to repurchase shares of Common Stock at a formula price upon demand. Common Stock can be issued only to employees and directors of the Company and can be resold only to the Company at a formula price based on the year-end book value of the Company.

Formula Price.

     The formula price of the Common Stock is based on the book value of the Company. A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company's construction activities (approximately $136 million at December 29, 2001).

Restrictions.

     Ownership of Common Stock is restricted to active Company employees and directors and conditioned upon the execution of repurchase agreements which restrict employees from transferring the Common Stock. Upon retirement, termination of employment, or death, Common Stock must be resold to the Company at the applicable formula price.

Stockholders.

     On March 22, 2002, the Company had the following numbers of stockholders and outstanding shares:

           Class of Stock         Stockholders            Outstanding Shares

           Common Stock              1,485                    29,834,455


Dividends and Prices.

     The chart below sets forth the cash dividends declared or paid on the Common Stock during 2000 and 2001, and the formula price after each dividend payment.

                                     Dividend
Dividend Declared   Dividend Paid    Per Share Price Adjusted   Formula Price

October 29, 1999    January 5, 2000   $0.27    December 26, 1999   $20.63
April 28, 2000      May 1, 2000       $0.28    May 1, 2000         $20.35
October 27, 2000    January 5, 2001   $0.30    December 30, 2000   $17.70 1
April 27, 2001      May 1, 2001       $0.35    May 1, 2001         $17.35
October 26, 2001    January 4, 2002   $0.30    December 29, 2001   $21.50

     The Company's current dividend policy is to pay a regular dividend on Common Stock based on a percentage of the prior year's ordinary earnings, with any special dividends to be based on extraordinary earnings.

--------------------
1 On September 30, 2000, the Company distributed the shares of common stock of its subsidiary, Kiewit Materials Company, to holders of Common Stock in a distribution intended to be tax-free for U.S. Federal income tax purposes (see Note 15 of the "Notes to Consolidated Financial Statements").



Item 6.     Selected Financial Data.

     The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1997 through 2001, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements.

                                               Fiscal Year Ended
                                     2001     2000     1999     1998    1997
-----------------------------------------------------------------------------
                              (dollars in millions, except per share amounts)

Results of Operations:
 Revenue                            $3,871   $4,463   $3,586   $3,053  $2,474
                                    ======   ======   ======   ======  ======

 Earnings from continuing           $  175   $  161   $  137   $  118  $  136
  operations
 Earnings from discontinued
  operations                             -       18       28       18      19
                                    ------   ------   ------   ------  ------

 Net earnings                       $  175   $  179   $  165   $  136  $  155
                                    ======   ======   ======   ======  ======

Per Common Share:
 Basic:
  Earnings from continuing          $ 5.72   $ 4.97   $ 4.00   $ 3.53  $ 3.52
    operations
  Earnings from discontinued             -      .57      .81      .54     .48
    operations                      ------   ------   ------   ------  ------

  Net earnings                      $ 5.72   $ 5.54   $ 4.81   $ 4.07  $ 4.00
                                    ======   ======   ======   ======  ======

 Diluted:
  Earnings from continuing          $ 5.49   $ 4.83   $ 3.91   $ 3.48  $ 3.38
    operations
  Earnings from discontinued             -      .55      .80      .54     .46
    Operations                      ------   ------   ------   ------  ------

  Net earnings                      $ 5.49   $ 5.38   $ 4.71   $ 4.02  $ 3.84
                                    ======   ======   ======   ======  ======

 Dividends (1)                      $  .65   $  .58   $  .52   $  .43  $  .38
                                    ======   ======   ======   ======  ======
 Formula price (2)                  $21.50   $17.70   $20.63   $15.90  $12.80
                                    ======   ======   ======   ======  ======
 Book value                         $26.44   $21.56   $24.01   $19.35  $16.10
                                    ======   ======   ======   ======  ======

Financial Position:
 Total assets                       $1,594   $1,401   $1,599   $1,379  $1,342
                                    ======   ======   ======   ======  ======
 Current portion of
  long-term debt                    $    1   $    1   $    4   $    8  $    5
                                    ======   ======   ======   ======  ======
 Long-term debt, net of
  current portion                   $   26   $   12   $   18   $   13  $   22
                                    ======   ======   ======   ======  ======

 Redeemable Common Stock (3)        $  835   $  696   $  837   $  691  $  652
                                    ======   ======   ======   ======  ======

-----------------------------------------------------------------------------
(1)     The 2001, 2000, 1999, 1998 and 1997 dividends include $.30, $.30,
$.27, $.225 and $.20 for dividends declared in 2001, 2000, 1999, 1998 and
1997 respectively, but paid in January of the subsequent year.

(2) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(3) Ownership of the Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the stock. The Company is generally required to purchase all Common Stock at the formula price. The aggregate redemption value of Common Stock at December 29, 2001 and December 30, 2000 was $679 million and $571 million, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On September 30, 2000, the Company effected a spin-off of its materials business ("Materials Business") to its stockholders. As described in Note 2 of the "Notes to Consolidated Financial Statements", the Company has reclassified the results of operations of its Materials Business as discontinued operations. The following discussion is on a continuing operations basis.

                      Results of Operations 2001 vs. 2000

     Revenue.

     Revenue for the twelve months ended December 29, 2001 consisted of $3.2 billion from sole contracts and $600 million from joint ventures. Total revenues decreased $592 million or 13% from 2000. The decrease was attributed to a $992 million reduction in revenue earned on a significant fiber optic project for the twelve months ended December 29, 2001 from the same period in 2000. This project was substantially complete at the end of 2001. Partially offsetting the decrease were increases in other sole contract projects of $327 million and joint venture projects of $43 million. These increases are primarily attributed to projects awarded to the Company during the year 2000.

     Contract backlog at December 29, 2001 increased to $4.2 billion from $3.3 billion at December 30, 2000. Foreign operations, located primarily in Canada, attributed 3.2% of backlog. Domestic projects are spread geographically throughout the U.S. The Company's share of a large highway contract in Colorado makes up 21% of total backlog.

     Margin.

     Margins for the twelve months ended December 29, 2001 consisted of $388 million from sole contracts, $25 million from joint ventures and $14 million from other sources. Total margin increased $102 million or 31% from 2000. Margins, as a percentage of revenue, for the twelve months ended December 29, 2001 increased to 11.0% compared to 7.3% in 2000. The increased margin, is primarily attributable to a $99 million final settlement recognized on a significant fiber optic project during December 2001, and an increase in joint venture margins of $48 million for the twelve months ended December 29, 2001. The joint venture increase is primarily attributed to projects awarded to the Company during the year 2000 and lower than anticipated close out costs on several completed or near completed projects. Margins on sole contracts, as a percentage of revenue excluding the significant fiber optic project, were 12% for the twelve months ended December 29, 2001 remaining relatively constant when compared to an 11% margin in 2000.

     General and Administrative Expenses.

     General and administrative expenses for the twelve months ended December 29, 2001 increased $14 million to $184 million compared to 2000. As a percentage of revenue, general and administrative expenses for the twelve months ended December 29, 2001 increased to 4.8% compared to 3.8% for the same period in 2000. This increase was primarily attributed to new operating offices in Colorado and Texas; the acquisition of a marine construction operation in Washington State on July 31, 2001; and the relocation of an operating office from Nebraska to Kansas. Revenue at the new office locations lagged the related administrative costs associated with their start-up. Another contributing factor was the increased general and administrative staffing for the purpose of bidding new work during 2001.

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets increased to $20 million in the twelve months ended December 29, 2001 from $17 million the same period in 2000. Although this number can vary relative to business conditions, it remained comparably static to 2000.

     Investment Income and Equity Earnings.

     During the third quarter 2000, the Company determined that the decline in market value of an investment security was other-than-temporary, therefore, this investment was written down to the current market value and a loss of $9 million was recognized in the Statement of Earnings. Prior to the write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other comprehensive income. This investment was subsequently sold during 2001 at a gain of $1 million.

     A $3 million investment carried at cost was written off during the twelve months ended December 29, 2001.

     Other, net.

     Other income is comprised primarily of mine management fee income. During 2001 and 2000, the Company managed two and three active coal mines, respectively. Fees for these services for the twelve months ended December 29, 2001 were $5 million as compared to $29 million in 2000. The decrease is primarily due to the combination of: the expiration of a significant long-term contract in late 2000; and the Company's September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement. The mines managed earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for income taxes.

     The effective income tax rates for the twelve months ended December 29, 2001 and December 30, 2000 were 38.3% and 37.5%, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes.

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

     General and Administrative Expenses.

     General and administrative expenses for the twelve months ended December 30, 2000, increased $29 million to $170 million when compared to the same period in 1999. The increase was attributed primarily to increased compensation of $18 million and increased travel costs of $6 million. As a percentage of revenue, general and administrative expenses for the twelve months ended December 30, 2000 decreased to 3.8% compared to 3.9% for the same period in 1999 as a proportionate increase in administrative costs was not necessary to support the Company's revenue growth.

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

     Other, Net.

     Other income is primarily comprised of mine management fee income. During the first nine months ended September 26, 2000 and for the twelve months ended December 25, 1999, the Company managed three active coal mines. On September 26, 2000, the Company acquired Walnut Creek Mining Company, a mine previously managed. Primarily, as a result of this acquisition, fees for these services decreased to $29 million for the twelve months ended December 30, 2000 as compared to $33 million for the same period in 1999. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement. The mines managed earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for Income Taxes.

     The effective income tax rates for the twelve months ended December 30, 2000 and December 25, 1999 were 37.5% and 37.6%, respectively. These rates differ from the federal statutory rate of 35% due primarily to state income taxes.

          Financial Condition - December 29, 2001 vs. December 30, 2000

     Cash and cash equivalents decreased $86 million to $216 million at December 29, 2001 from $302 million at December 30, 2000. The decrease reflects net cash provided by operations of $193 million; offset by net cash used in investing activities of $244 million, $33 million used in financing activities, and $2 million effect of exchange rates.

     Net cash provided by operating activities for the twelve months ended December 29, 2001 decreased by $15 million to $193 million as compared to the same period in 2000. This decrease was primarily due to increased working capital requirements for construction contracts. Accounts receivable increased $61 million, primarily due to a $99 million settlement reached in December 2001. This was partially offset by higher earnings (after excluding gains on sale of property, plant and equipment and partnership interests). Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the twelve months ended December 29, 2001 increased by $96 million to $244 million as compared to the same period in 2000. This increase was due primarily to an increase of cash used for purchases of securities for sale and for other investments of $100 million; less cash available due to the sale of a partnership in the prior year of $86 million and higher capital expenditures of $48 million. This increase was primarily offset by reduced acquisitions of $134 million.

     Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending.

     Acquisitions depend largely on market conditions.

     Net cash used in financing activities for the twelve months ended December 29, 2001 decreased by $63 million to $33 million as compared to the same time period in 2000. This decrease was primarily due to cash distributed in connection with the Materials Spin-off of $47 million during 2000. Other factors include a reduction in repurchases of common stock of $14 million and an increase in issuance of common stock of $5 million.

     Liquidity.

     The Company continues to explore opportunities to acquire additional businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of December 29, 2001, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the twelve months ended December 29, 2001 and December 30, 2000 of $19 million and $18 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

     The Company does not believe that the spin-off of its Materials Business had nor will have an adverse impact on its liquidity or material commitments, since earnings generated from the Materials Business had historically been reinvested in the Materials Business. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities. In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

     Critical Accounting Policies.

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

     The Company uses the percentage of completion method of accounting on long-term construction contracts. For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated revenue. For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit. Provision is made for the entire amount of future estimated losses on construction contracts in progress; claims for additional contract compensation, however, are not reflected in the accounts until the period in which such claims are settled. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

     In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

     Investments:

     The Company continually evaluates its investments for other than temporary declines in value. Several factors analyzed in evaluating investments including an analysis of the company, its industry, valuation levels and subsequent developments. Unrealized losses that are determined to be other than temporary are recognized in earnings.

     Included in accounts receivable retainage are securities in the amount of $23 million that relate to stock warrants which are carried at fair value. Such fair value is estimated based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

     Construction Joint Ventures:

     The Company has entered into a number of construction joint venture arrangements which are accounted for under the equity method in the balance sheet and on a pro rata basis in the statement of earnings. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

     Property, Plant and Equipment:

     Property, plant and equipment are recorded at cost. Depreciation for the majority of the Company's property, plant and equipment is calculated using accelerated methods. The estimated useful lives of the Company's property, plant and equipment are as follows:

            Buildings                              5 - 39 years
            Equipment                              3 - 20 years

     A change in depreciation methods or estimated useful lives could have a significant impact to earnings.

     Accrued Insurance Costs:

     The Company is self-insured for certain general, auto and worker's compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported. The Company bases its estimate of loss on historic trends modified for recent events. It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term.

     New Accounting Pronouncements.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities, effective January 1, 2001. Adoption of this statement did not affect the Company's financial statements as the Company had no derivative instruments or hedging activities as of December 31, 2000.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

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

     The adoption of SFAS No. 141 and 142 will not have a material effect on the Company's consolidated financial position or results of operations.

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

     The Company does not anticipate the adoption of SFAS No. 143 to have a material effect on its consolidated financial position or results of operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

     The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper of maturities less than 90 days, US Government debt obligations and money market, stock and bond mutual funds. Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks. These risks, among others, can result in loss of principal. The majority of the Company's investments consist of holdings in a money market mutual fund.

     In addition, the Company is a limited partner in an investment limited partnership (the "Partnership"). The investment objective of the Partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The Partnership may use a variety of investment strategies with the principle one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merging with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. The Partnership invests in a diversified portfolio of these types of transactions to minimize risk of loss.

     Stock warrants are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The value of the warrants is primarily based on the volatility of the underlying stock, the price of the underlying stock and the time period until the warrants expire. The risk to the value of the stock warrants predominately relates to the potential change in volatility and price of the underlying stock.

Item 8.	Financial Statements and Supplementary Data.




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

We have audited the accompanying consolidated balance sheet of Peter Kiewit Sons', Inc. and subsidiaries as of December 29, 2001, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peter Kiewit Sons', Inc. and subsidiaries as of December 29, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP

Omaha, Nebraska
March 15, 2002



                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

In our opinion, the accompanying consolidated balance sheet as of December 30, 2000 and the related consolidated statements of earnings, of changes in redeemable common stock and comprehensive income, and of cash flows for each of the two years in the period ended December 30, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Peter Kiewit Sons', Inc. and its subsidiaries at December 30, 2000 and for each of the two fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 14(a)(2) on page 44 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Omaha, Nebraska
March 5, 2001



                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                        Consolidated Statements of Earnings
                For the three fiscal years ended December 29, 2001



(dollars in millions, except per share data)      2001       2000      1999
---------------------------------------------------------------------------

Revenue                                          $3,871     $4,463    $3,586
Cost of revenue                                  (3,444)    (4,138)   (3,272)
                                                 ------     ------    ------
                                                    427        325       314

General and administrative expenses                (184)      (170)     (141)
Gain on sale of operating assets                     20         17        20
                                                 ------     ------    ------

Operating earnings                                  263        172       193

Other income (expense):
 Investment income and equity earnings               16         13         -
 Interest expense                                    (3)        (4)       (7)
 Gain on sale of partnership interest               -           45       -
 Other, net                                          11         33        35
                                                 ------     ------    ------
                                                     24         87        28
                                                 ------     ------    ------

Earnings before income taxes, minority interest
  and discontinued operations                       287        259       221

Minority interest in net earnings of subsidiaries,
  net of tax                                         (2)        (1)       (1)

Provision for income taxes                         (110)       (97)      (83)
                                                 ------     ------    ------

Earnings from continuing operations                 175        161       137

Discontinued operations:
 Income from materials operations, net of income tax
  expense of $-, $12 and $17                        -           18        28
                                                 ------     ------    ------

Net earnings                                     $  175     $  179    $  165
                                                 ======     ======    ======

Earnings per share:

Continuing operations:
  Basic                                          $ 5.72     $ 4.97    $ 4.00
                                                 ======     ======    ======
  Diluted                                        $ 5.49     $ 4.83    $ 3.91
                                                 ======     ======    ======

Discontinued operations:
  Basic                                          $ -        $  .57    $  .81
                                                 ======     ======    ======
  Diluted                                        $ -        $  .55    $  .80
                                                 ======     ======    ======

Net earnings:
  Basic                                          $ 5.72     $ 5.54    $ 4.81
                                                 ======     ======    ======
  Diluted                                        $ 5.49     $ 5.38    $ 4.71
                                                 ======     ======    ======


See accompanying notes to consolidated financial statements.




                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                 December 29, 2001 and December 30, 2000



(dollars in millions)                              2001            2000
-----------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                    $      216      $      302
  Investments                                         108               7
  Receivables, less allowance of $7 and $4            544             463
  Unbilled contract revenue                           115              97
  Contract costs in excess of related revenue          41              58
  Investment in construction joint ventures           112              93
  Deferred income taxes                                59              89
  Other                                                12              10
                                               ----------      ----------
Total current assets                                1,207           1,119

Property, plant and equipment, at cost:
  Land                                                 25              24
  Buildings                                            64              60
  Equipment                                           642             528
                                               ----------      ----------
                                                      731             612
  Less accumulated depreciation and amortization     (446)           (424)
                                               ----------      ----------
Net property, plant and equipment                     285             188

Other assets                                          102              94
                                               ----------      ----------

                                               $    1,594      $    1,401
                                               ==========      ==========

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                    December 29, 2001 and December 30, 2000

 (dollars in millions)                             2001            2000
-----------------------------------------------------------------------------

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable, including retainage
    of $63 and $56                           $      242       $      223
  Current portion of long-term debt                   1                1
  Accrued costs on construction contracts           154              150
  Billings in excess of related costs and earnings  145              145
  Accrued insurance costs                            65               64
  Accrued payroll                                    32               34
  Other                                              39               22
                                             ----------       ----------
Total current liabilities                           678              639

Long-term debt, less current portion                 25               12
Deferred income taxes                                30               20
Other liabilities                                    10               20

Minority interest                                    16               14

Preferred stock, no par value, 250,000 shares authorized,
  no shares outstanding                               -                -
Redeemable common stock ($679 million and $571 million aggregate redemption value):
  Common stock, $.01 par value, 125 million shares authorized
  31,588,125 and 32,259,640 outstanding                                -
  Additional paid-in capital                        206              185
  Accumulated other comprehensive loss              (11)              (7)
  Retained earnings                                 640              518
                                             ----------       ----------
Total redeemable common stock                       835              696
                                             ----------       ----------

                                             $    1,594       $    1,401
                                             ==========       ==========
-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the three fiscal years ended December 29, 2001

(dollars in millions)                             2001      2000      1999

Cash flows from operations:
 Net earnings                                  $   175   $   179   $   165
 Adjustments to reconcile net earnings to
  net cash provided by operations:
   Depreciation and amortization                    74        72        73
   Gain on sale of property, plant and
    equipment and other investments, net           (20)       (8)       (2)
   Gain on sale of partnership interest              -       (45)        -
   Equity in earnings, net of distributions          2        (7)      (13)
   Change in other noncurrent liabilities           (9)        7         -
   Deferred income taxes                            33        (8)       (2)
   Change in working capital items:
    Receivables                                    (61)      (15)      (41)
    Unbilled contract revenue and contract
     costs in excess of related revenue              4       (51)       10
    Investment in construction joint ventures      (19)       63        (8)
    Other current assets                             -        (1)       10
    Accounts payable                                19         4        42
    Accrued construction costs and billings in
     excess of revenue on uncompleted contracts      3        36       (16)
    Accrued payroll                                 (2)       (2)        -
    Change in outstanding checks in excess of funds
     on deposit                                     (3)      (20)       43
    Other liabilities                                1        (5)       (8)
    Other                                           (4)        9       (18)
                                               -------   -------   -------
Net cash provided by operations                    193       208       235

Cash flows from investing activities:
 Proceeds from sales of available-for-sale
  securities                                         3         -         -
 Proceeds from maturities of available-for-sale
  securities                                         3         9         3
 Purchases of  available-for-sale securities       (85)       (5)       (7)
 Purchases of other investments                    (20)        -         -
 Proceeds from sale of property, plant and
  equipment                                         27        24        32
 Acquisitions, net of cash acquired                (38)     (172)      (36)
 Proceeds from sale of partnership interest          -        86         -
 Capital expenditures                             (138)      (90)      (75)
 Additions to notes receivable                      (2)       (4)       (2)
 Payments received on notes receivable               6         4         5
                                               -------   -------   -------
Net cash used in investing activities          $  (244)  $  (148)  $   (80)

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the three fiscal years ended December 29, 2001


 (dollars in millions)                           2001       2000      1999
Cash flows from financing activities:
 Long-term debt borrowings                   $      5   $      5  $      5
 Payments on long-term debt                        (6)        (4)      (22)
 Issuances of common stock                         37         32        25
 Repurchases of common stock                      (50)       (64)      (39)
 Dividends paid                                   (19)       (18)      (16)
 Cash distributed in connection with
  Materials spin-off                                -       (47)        -
                                             --------   --------  --------
Net cash used in financing activities             (33)       (96)      (47)

Effect of exchange rates on cash                   (2)         -         3
                                             --------   --------  --------

Net (decrease) increase in cash and
  cash equivalents                                (86)       (36)      111

Cash and cash equivalents at beginning of year    302        338       227
                                             --------   --------  --------

Cash and cash equivalents at end of year     $    216   $    302  $    338
                                             ========   ========  ========

Supplemental disclosures of cash flow information:
 Taxes paid                                  $     67   $    124  $     95
 Interest paid                               $      3   $      5  $      4

Non-cash investing activities:
-----------------------------
 Stock warrants received as part of a
  contract settlement                    $     23   $      -  $       -

Non-cash financing activities:
 Exchange of convertible debentures for materials
  stock (Note 15)                        $      -   $     (7) $       -

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Consolidated Statements of Changes in Redeemable Common Stock and
                                Comprehensive Income
                For the three fiscal years ended December 29, 2001

                                                  Accumulated
                                                    Other
(dollars in                                        Compre-           Total
millions)                   Redeemable Additional  hensive        Redeemable
                             Common    Paid-In     Income  Retained  Common
                              Stock     Capital    (Loss)  Earnings  Stock
-------------------------------------------------------------------------

Balance at December
26, 1998                       $   -  $   161  $   (22)  $   552  $   691

Dividends (a)                      -        -        -       (17)     (17)
Issuance of stock                  -       25        -         -       25
Repurchase of stock                -      (11)       -       (28)     (39)

Comprehensive income:
 Net earnings                      -        -        -       165      165
 Other comprehensive income:
 Foreign currency adjustment       -        -        1         -        1
 Change in unrealized holding
  loss, net of tax                 -        -       11         -       11
                                                                  -------

 Total other comprehensive
  income                                                               12
                                                                  -------

Total comprehensive income                                            177
                               -----  -------  ------    -------  -------

Balance at December 25, 1999       -      175     (10)       672      837

Dividends (a)                      -        -       -        (18)     (18)
Issuance of stock                  -       32       -          -       32
Repurchase of stock                -      (16)      -        (48)     (64)

Exchange of Common Stock
 for Materials Stock               -       (6)      -        (16)     (22)
Materials spin-off                 -        -       -       (251)    (251)

Comprehensive income:
 Net earnings                      -        -       -        179      179
 Other comprehensive income:
 Foreign currency adjustment       -        -       -          -        -
 Change in unrealized holding
  loss, net of tax                 -        -       3          -        3
                                                                  -------

 Total other comprehensive
  Income                                                                3
                                                                  -------

Total comprehensive income                                            182
                             -------  ------   ------    -------  -------
Balance at December 30, 2000       -     185       (7)       518      696

---------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Consolidated Statements of Changes in Redeemable Common Stock and
                                 Comprehensive Income
                 For the three fiscal years ended December 29, 2001
                                                  Accumulated
                                                    Other
(dollars in                                        Compre-           Total
millions)                   Redeemable Additional  hensive        Redeemable
                             Common    Paid-In     Income  Retained  Common
                              Stock     Capital    (Loss)  Earnings  Stock
-------------------------------------------------------------------------

Dividends (a)                  -         -          -       (19)    (19)
Issuance of stock              -        37          -         -      37
Repurchase of stock            -       (16)         -       (34)    (50)

Comprehensive income:
 Net earnings                  -         -          -       175     175
 Other comprehensive loss:
 Foreign currency adjustment   -         -         (4)        -      (4)
                                                                 ------

 Total other comprehensive
  Loss                                                               (4)
                                                                 ------

Total comprehensive income                                          171
                          ------    ------     ------    ------  ------

Balance at
 December 29, 2001        $    -    $  206     $  (11)   $  640  $  835
                          ======    ======     ======    ======  ======

--------------------------------------------------------------------------
(a) Dividends per share include $.30, $.30 and $.27 for dividends declared in 2001, 2000 and 1999, respectively, but paid in January of the following year.

See accompanying notes to consolidated financial statements.



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of Peter Kiewit Sons', Inc. ("the Company") and subsidiaries in which it has or had control. Investments in construction joint ventures and partnerships are accounted for under the equity method in the consolidated balance sheet. The Company accounts for its share of the operations of the construction joint ventures and partnerships on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force ("EITF") Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures".

Revenue Recognition:

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

The construction industry is highly competitive and lacks firms with dominant market power. A substantial portion of the Company's business involves construction contracts obtained through competitive bidding. The volume and profitability of the Company's construction work depends to a significant extent upon the general state of the economies of North America and the volume of work available to contractors. The Company's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies or governmental action.

The Company uses the percentage of completion method of accounting. For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated revenue. For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit. Provision is made for the entire amount of future estimated losses on construction contracts in progress; claims for additional contract compensation, however, are not reflected in the accounts until the period in which such claims are allowed. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

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



                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.     Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents:

Cash equivalents generally consist of highly liquid instruments purchased with original maturities of three months or less. The securities are stated at cost, which approximates fair value.

Outstanding checks in excess of funds on deposit in the amount of $78 million and $81 million at December 29, 2001 and December 30, 2000 have been reclassified to accounts payable.

Investments:

Available-for-Sale Securities:
The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income
(loss), net of tax. The Company continually evaluates its investments for other than temporary declines in value. Several factors are analyzed in evaluating investments including an analysis of the company, its industry, valuation levels and subsequent developments. Unrealized losses that are determined to be other than temporary are recognized in earnings.

Other:
The Company accounts for investments in limited investment partnerships under the equity method of accounting.

Deferred Income Taxes:

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance would be recognized if it were anticipated that some or all of a deferred tax asset would not be realized.

Property, plant and equipment:

Property, plant and equipment are recorded at cost. Depreciation for the majority of the Company's property, plant and equipment is calculated using accelerated methods. The estimated useful lives of the Company's property, plant and equipment are as follows:

          Buildings                                 5 - 39 years
          Equipment                                 3 - 20 years

Intangible Assets:

Intangible assets primarily consist of amounts allocated upon purchase of operations. Those assets are amortized on a straight-line basis over the expected period of benefit, which does not exceed 20 years.

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



                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.     Summary of Significant Accounting Policies, Continued

Accrued Insurance Costs:

The Company is self-insured for certain general, auto and worker's compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported. The Company bases its estimate of loss on historic trends modified for recent events. It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term.

Redeemable Common Stock:

The Company accounts for its redeemable common stock under EITF Issue No. 87-23 "Book Value Stock Purchase Plans".

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


1.     Summary of Significant Accounting Policies, Continued:

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

                                                     2001      2000      1999
                                                     ----      ----      ----

Earnings from continuing operations (in millions)$    175  $    161  $    137

Earnings from discontinued operations                   -        18        28
                                                 --------  --------  --------

Net earnings available to common stockholders         175       179       165

Add:  Interest expense, net of tax effect,
 associated with convertible debentures                 1         *         *
                                                 --------  --------  --------
Net earnings for diluted shares                  $    176  $    179  $    165
                                                 ========  ========  ========

Total number of weighted average shares
 outstanding used to compute basic
 earnings per share (in thousands)                 30,588    32,284    34,299

Additional dilutive shares assuming
 conversion of convertible debentures               1,408     1,041       753
                                                 --------  --------  --------

Total number of shares used to compute
 diluted earnings per share                        31,996    33,325    35,052
                                                 ========  ========  ========

Continuing operations:
 Basic earnings per share                        $   5.72  $   4.97  $   4.00
                                                 ========  ========  ========
 Diluted earnings per share                      $   5.49  $   4.83  $   3.91
                                                 ========  ========  ========

Discontinued operations:
 Basic earnings per share                        $      -  $    .57  $    .81
                                                 ========  ========  ========
 Diluted earnings per share                      $      -  $    .55  $    .80
                                                 ========  ========  ========

Net earnings:
 Basic earnings per share                        $   5.72  $   5.54  $   4.81
                                                 ========  ========  ========
 Diluted earnings per share                      $   5.49  $   5.38  $   4.71
                                                 ========  ========  ========


* Interest expense attributable to convertible debentures was less than $.5 million.





                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.     Summary of Significant Accounting Policies, Continued:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Pronouncements:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities, effective January 1, 2001. Adoption of this statement did not affect the Company's financial statements as the Company had no derivative instruments or hedging activities as of December 31, 2000.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

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

The adoption of SFAS No. 141 and 142 will not have a material effect on the Company's consolidated financial position or results of operations.

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




                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.     Summary of Significant Accounting Policies, Continued:

The Company does not anticipate the adoption of SFAS No. 143 to have a material effect on its consolidated financial position or results of operations.

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

The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 will have a material impact on the Company's financial statements.

Fiscal Year:

The Company has a 52-53 week fiscal year which ends on the last Saturday in December. The years 2001 and 1999 were 52-week years and 2000 was a 53 week year.

Reclassifications:

When appropriate, immaterial items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.





                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.     Discontinued Operations:

     In accordance with Accounting Principles Board Opinion No. 30
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated statements of earnings of the Company have been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that occurred on September 30, 2000 (Note 15). Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Statements of Earnings. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations follows:

(dollars in millions)                              2000                1999
-----------------------------------------------------------------------------

Revenues                                        $    360           $    437
                                                ========            ========
Income from discontinued operations (after
 applicable income taxes of $13 and $17         $     20            $     28
Loss on disposal of business* (after applicable
 income tax benefit of $1)                            (2)                  -
                                                --------            --------
Income from discontinued operations             $     18            $     28
                                                ========            ========

     In connection with the spin-off, the Company distributed $352 million of total assets, including $47 million of cash and total liabilities of $72 million.

     *The loss on disposal of the Materials Business for the twelve months ended December 30, 2000 reflects the costs directly associated with the disposition.


3.     Acquisitions:

     On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $31 million. On August 4, 2000, the company acquired substantially all of the assets of Fort Calhoun Stone Company, a limestone quarry located in Washington County, Nebraska, for $42 million. During the first nine months of 2000, the Company also acquired the assets of various materials operations for $7 million. Notes payable of $2 million were issued in connection with the purchases. These operations were included with the spin-off of the Company's Materials Business (Note 15).

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

     On July 31, 2001, a subsidiary of the Company merged with General Construction Company ("GCC"), a marine construction business located in Poulsbo, Washington, pursuant to which the Company acquired 100% of the outstanding common stock of GCC for $48 million. The results of GCC's operations have been included in the consolidated financial statements since that date. The merger occurred as part of the Company's plan to acquire additional businesses.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.     Acquisitions (Continued):

     The following table summarizes the estimated fair value of the GCC assets acquired and liabilities assumed at the date of acquisition.

                                                                  As of
(dollars in millions)                                         July 31, 2001
-----------------------------------------------------------------------------

Current assets                                                 $      28
Property and equipment                                                36
Non-tax deductible goodwill                                           18
                                                               ---------
  Total assets acquired                                               82
                                                               ---------

Current liabilities                                                   20
Long-term debt                                                         5
Deferred taxes                                                         9
                                                               ---------
  Total liabilities assumed                                           34
                                                               ---------

  Net assets acquired                                          $      48
                                                               =========

     The following unaudited, pro-forma financial information assumes the Walnut Creek and GCC acquisitions occurred at the beginning of the year 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year 2000, or the results which may occur in the future.

(dollars in millions)                                2001          2000
----------------------------------------------------------------------------

Revenue                                           $  3,940      $  4,648
Net earnings                                      $    175      $    190
Net earnings per share:
 Basic                                            $   5.71      $   5.87
 Diluted                                          $   5.47      $   5.71




                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     Disclosures about Fair Value of Financial Instruments:

The following methods and assumptions were used to determine classification and fair values of financial instruments:

Investments:

Investments consist of the following at December 29, 2001 and December 30, 2000:

(dollars in millions)                            2001         2000
----------------------------------------------------------------------

Available-for-sale securities                $      87     $      7
Investment in limited investment partnership        21            -
                                             ---------     --------

                                             $     108     $      7
                                             =========     ========

The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of available-for-sale securities at December 29, 2001 and December 30, 2000:

                                    Unrealized   Unrealized
                          Amortized   Holding      Holding     Fair
(dollars in millions)        Cost      Gains       Losses      Value
-------------------------------------------------------------------------
2001
----
 U.S. debt securities      $    2    $    -      $    -      $    2
 Mutual funds                  85         -           -          85
                           ------    ------      ------      ------

  Total                    $   87    $    -      $    -      $   87
                           ======    ======      ======      ======

2000
----
 U.S. debt securities      $    5    $    -      $    -      $    5
 Equity securities              2         -           -           2
                           ------    ------      ------      ------

  Total                    $    7    $    -      $    -      $    7
                           ======    ======      ======      ======

For debt securities, amortized costs do not vary significantly from principal amounts. During 2001, realized gains on sales of available-for-sale securities were $1 million. Realized and unrealized gains and losses on sales of available-for-sale securities were each less than $1 million in fiscal 2000 and 1999.





                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     Disclosures about Fair Value of Financial Instruments, Continued:

The contractual maturities of the debt securities are from one to five years.

The limited investment partnership invests in publicly traded securities with readily determinable market values. The Company accounts for these investments utilizing the equity method of accounting.

The equity security was an investment in a publicly traded company. During 2000 and 1999, the Company determined that the decline in market value of the equity security was other-than-temporary. This investment was written down to the current market value and losses of $9 million and $18 million, respectively, were recognized in the Consolidated Statements of Earnings. Prior to each write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of accumulated other comprehensive income. This security was sold during 2001 at a $1 million gain.

Retainage on Construction Contracts:

Receivables at December 29, 2001 and December 30, 2000 include approximately $155 million and $116 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $59 million and $29 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage, which are not yet due. Also included in accounts receivable are $1 million and $10 million, respectively, of securities held by the owners which are now due as the contracts are completed. Securities in the amount of $132 million are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income (loss), net of tax. Securities in the amount of $23 million relate to stock warrants which are carried at fair value. Such fair value is based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

Long-term Debt:

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.





                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.     Investment in Construction Joint Ventures:

The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs. The Company regularly evaluates the financial stability of its business partners. Two partners defaulted on their joint venture obligations, causing the Company to incur losses of $6 million during 2001, recognize a recovery of $2 million during 2000 and incur losses of $8 million during 1999. On September 27, 2000, the Company sold its 49% interest in the Aker Gulf Marine construction partnership. The partnership engaged in the engineering, construction, fabrication and installation of steel and concrete structures.

Summary joint venture and partnership financial information follows:

Financial Position (dollars in millions)                 2001      2000
-----------------------------------------------------------------------------

Total Joint Ventures

 Current assets                                        $  722    $  755
 Other assets (principally construction equipment)        101       101
                                                       ------    ------
                                                          823       856

 Current liabilities                                     (630)     (670)
                                                       ------    ------

  Net assets                                           $  193    $  186
                                                       ======    ======

Company's Share

 Equity in net assets                                  $  116    $   88
 Payable (to) from joint ventures                          (4)        5
                                                       ------    ------

  Investment in construction joint ventures            $  112    $   93
                                                       ======    ======


Operations (dollars in millions)          2001          2000          1999
-----------------------------------------------------------------------------

Total Joint Ventures and Partnership

 Revenue                               $  1,168      $  1,129      $  1,841
 Costs                                    1,135         1,162         1,692
                                       --------      --------      --------
  Operating income (loss)              $     33      $    (33)     $    149
                                       ========      ========      ========

Company's Share

 Revenue                               $    647      $    604      $    908
 Costs                                      622           627           833
                                       --------      --------      --------
  Operating income (loss)              $     25      $    (23)     $     75
                                       ========      ========      ========


Depreciation is computed by the joint ventures and partnership using straight-line and declining balance methods over the estimated useful lives of the assets which range from 3 to 7 years.




                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.     Other Assets:

     Other assets consist of the following at December 29, 2001 and December 30, 2000:

(dollars in millions)                       2001                2000
---------------------------------------------------------------------------

Notes receivable                          $     13            $     15
Equity method investment                         7                   6
Other investments at cost                        -                   3
Goodwill, net of accumulated amortization of
  $13 and $11                                   25                   8
Other intangibles, net of accumulated
  amortization of $5 and $1                     57                  62
                                          --------            --------
                                          $    102            $     94
                                          ========            ========

The notes receivable are primarily non-interest bearing employee notes.

The equity method investment is a 33% interest in a concrete products business that is not publicly traded and does not have a readily determinable market value.

Financial data relating to the equity method investment is summarized below:

(dollars in millions)                    2001        2000         1999
----------------------------------------------------------------------------

Current assets                       $     17    $     19
Property, plant and equipment, net          7            7
Other noncurrent assets                     1           1
                                     --------     --------
                                           25           27

Current liabilities                        (6)         (11)
                                     --------     --------

 Net assets                          $     19     $     16
                                     ========     ========

Equity in net assets                 $      7     $      6
                                     ========     ========

Revenue                              $     50     $     55     $     37
                                     ========     ========     ========
Gross margin                         $      8     $      8     $      7
                                     ========     ========     ========
Net earnings                         $      3     $      3     $      3
                                     ========     ========     ========
Equity in net earnings               $      1     $      1     $      1
                                     ========     ========     ========




                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.     Long-Term Debt:

     At December 29, 2001 and December 30, 2000, long-term debt consisted of the following:

(dollars in millions)                                    2001      2000
-----------------------------------------------------------------------------

6.28% - 8.25% Convertible debentures, due 2007-2011    $    16   $    11
Stockholder notes and other                                 10         2
                                                       -------   -------
                                                            26        13
Less current portion                                         1         1
                                                       -------   -------
                                                       $    25   $    12
                                                       =======   =======
-----------------------------------------------------------------------------

The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. At December 29, 2001, 1,616,814 shares of stock were reserved for future conversions.

Scheduled maturities of long-term debt are as follows (in millions): 2002 - $1; 2003 - $0; 2004 - $9; 2005 - $0, 2006 - $0 and 2007 and thereafter - $16.

8.     Income Taxes:

An analysis of the income tax provision (benefit) relating to earnings before income taxes, minority interest and discontinued operations for the three years ended December 29, 2001 follows:

(dollars in millions)           2001         2000        1999
----------------------------------------------------------------------------
Current:
 U.S. federal                $    64      $    85     $    72
 Foreign                           4           10           4
 State                             9           10           9
                             -------      -------     -------
                                  77          105          85

Deferred:
 U.S. federal                     30           (4)         (6)
 Foreign                           -           (4)          2
 State                             3            -           2
                             -------      -------     -------
                                  33           (8)         (2)
                             -------      -------     -------
                             $   110      $    97     $    83
                             =======      =======     =======

The United States and foreign components of earnings, for tax reporting purposes, before income taxes, minority interest and discontinued operations follows:

(dollars in millions)           2001         2000        1999
---------------------------------------------------------------------------
United States                $   279      $   254     $   222
Foreign                            8            5          (1)
                             -------      -------     -------
                             $   287      $   259     $   221
                             =======      =======     =======




                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     Income Taxes, Continued:

Income tax expense (benefit) is recorded in various places in the Company's financial statements as detailed below:

(dollars in millions)                   2001        2000        1999
-----------------------------------------------------------------------------
Provision for income taxes           $    110    $     97    $     83
Minority interest in net
 earnings of subsidiaries                  (1)          -           -
Discontinued operations                     -          12          17
Redeemable common stock:
 Related to change in:
  Foreign currency adjustment              (2)          -           -
  Unrealized holding gains/losses           -           1           6
                                     -------     -------     --------

Total income tax expense             $   107     $   110     $    106
                                     =======     =======     ========


A reconciliation of the actual provision (benefit) for income taxes and the tax computed by applying the U.S. federal rate (35%) to the earnings before income taxes, minority interest and discontinued operations for the three years ended December 29, 2001 follows:

(dollars in millions)                   2001        2000        1999
-----------------------------------------------------------------------------
Computed tax at statutory rate       $    100    $     91    $     77
State income taxes                          9           6           7
Other                                       1           -          (1)
                                     --------    --------    --------
                                     $    110    $     97    $     83
                                     ========    ========    ========

Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries, are not expected to be significant.

The components of the net deferred tax assets for the years ended December 29, 2001 and December 30, 2000 were as follows:

                                    2001                       2000
(dollars in millions)        Current   Noncurrent       Current   Noncurrent
----------------------------------------------------------------------------

Deferred tax assets:
 Construction accounting     $     4   $       4        $     8   $       4
 Joint venture investments        35           -             49           -
 Insurance claims                 26           1             27           -
 Other                             4           -              6           1
                             -------   ---------        -------   ---------
Total deferred tax assets         69           5             90           5

Deferred tax liabilities:
 Asset bases/accumulated
  depreciation                     -         (17)             -          (6)
 Other                           (10)        (18)            (1)         (19)
                             -------   ---------        -------   ----------
Total deferred tax liabilities   (10)        (35)            (1)         (25)
                             -------   ---------        -------   ----------

Net deferred tax assets      $    59   $     (30)       $    89   $      (20)
                             =======   =========        =======   ==========


Because of its historical earnings, its current backlog and various other factors, the Company believes that it is more likely than not that its deferred tax assets will be realized, therefore, no valuation allowance has been established.




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

Approximately 16% of the employees of the Company are covered under the Company's profit sharing plan. The expense related to the profit sharing plan was $2 million in 2001, $8 million in 2000 and $4 million in 1999.

The Company sponsors a 401(k) plan covering all domestic employees. Employees may contribute up to 15% percent of their pay and the Company generally does not provide matching contributions.

10.     Redeemable Common Stock:

Ownership of Common Stock is restricted to certain employees conditioned upon the execution of repurchase agreements which restrict the employees from transferring the Common Stock. The Company is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, for the three fiscal years ended December 29, 2001, were as follows:

          Balance at December 26, 1998                 35,692,820
          Shares issued in 1999                         1,622,550
          Shares repurchased in 1999                   (2,438,652)
                                                      -----------
          Balance at December 25, 1999                 34,876,718
          Shares issued in 2000                         1,559,150
          Shares repurchased in 2000                   (4,176,228)
                                                      -----------
          Balance at December 30, 2000                 32,259,640
          Shares issued in 2001                         2,130,210
          Shares repurchased in 2001                   (2,801,725)
                                                      -----------
          Balance at December 29, 2001                 31,588,125
                                                      ===========

11.     Segment and Geographic Data:

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





                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.     Segment and Geographic Data (Continued):
Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company as described in Note 12 is excluded from the segment information that follows as it is included in other income on the Consolidated Statements of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

Segment Data           2001                  2000                  1999
(dollars in
 millions)    Construction  Other   Construction  Other   Construction Other
-----------   ------------  -----   ------------  -----   ------------ -----
Revenue-external
  customers         $  3,829   $  42   $  4,451  $  12   $  3,586   $  -
                    ========   =====   ========  =====   ========   ====

Depreciation and
 amortization       $     62   $   9   $     53  $   2   $     54   $  -
                    ========   =====   ========  =====   ========   ====

Operating earnings  $    252   $  11   $    174  $  (2)  $    193   $  -
                    ========   =====   ========  =====   ========   ====



Geographic Data (dollars in millions)         2001        2000        1999
----------------------------------------------------------------------------

Revenue, by location of services provided:
 United States                               $  3,649    $  4,269    $  3,480
 Canada                                           222         194          87
 Other                                              -           -          19
                                             --------    --------    --------
                                             $  3,871    $  4,463    $  3,586
                                             ========    ========    ========

Long-lived assets:
 United States                               $    279    $    184    $    239
 Canada                                             6           4           4
                                             --------    --------    --------
                                             $    285    $    188    $    243
                                             ========    ========    ========


During 2001 and 2000, revenue recognized from Level 3 Communications, Inc. represented 20.1% and 39.8%, respectively, of the Company's total revenue.

12.     Management Fees:

During 2001, 2000 and 1999, the Company managed two, three and three active coal mines, respectively. Fees for these services were $5 million, $29 million and $33 million for 2001, 2000 and 1999, respectively. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement. The mines managed by the Company earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.




                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.     Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following (dollars in millions):

                                                           Tax
                                                        (Expense)
                                          Before Tax   of Benefit   After Tax
                                          ----------   ----------   ---------
For the year ended December 29, 2001
Foreign currency translation adjustments  $      (6)   $       2    $     (4)
                                          ---------    ---------    --------

Other comprehensive loss December 29, 2001$      (6)   $       2    $     (4)
                                          =========    =========    ========

For the year ended December 30, 2000
Unrealized holding loss:
 Unrealized holding losses arising during
  the period                              $      (5)   $       2    $     (3)
 Less reclassification adjustment for losses
  realized in net earnings                        9           (3)          6
                                          ---------    ---------    --------

Other comprehensive income
  December 30, 2000                       $       4    $      (1)   $      3
                                          =========    =========    ========

For the year ended December 25, 1999
Foreign currency translation adjustments  $       1    $       -    $      1
                                          ---------    ---------    --------

Unrealized holding loss:
 Unrealized holding losses arising during
  period                                         (1)           -          (1)
 Less reclassification adjustment for losses
  realized in net earnings                       18           (6)         12
                                          ---------    ---------    --------
                                                 17           (6)         11
                                          ---------    ---------    --------
Other comprehensive income
  December 25, 1999                       $      18    $      (6)   $     12
                                          =========    =========    ========

----------------------------------------------------------------------------
Accumulated other comprehensive income (loss) consisted of the following (dollars in millions):

                                 Foreign        Unrealized       Accumulated
                                 Currency         Holding           Other
                                Translation     Gain/(Loss)    Comprehensive
                                Adjustments    on Securities    Income (Loss)
                                -----------    -------------   -------------

Balance at December 26, 1998      $  (8)         $  (14)          $  (22)

Change during the year                1              11               12
                                 ------          ------           ------

Balance at December 25, 1999         (7)             (3)             (10)

Change during the year                -               3                3
                                 ------          ------           ------

Balance at December 30, 2000         (7)              -               (7)

Change during the year               (4)              -               (4)
                                 ------          ------           ------

Balance at December 29, 2001     $  (11)         $    -           $  (11)
                                 ======          ======           ======




                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     Related Party Transactions:

Included in trade accounts receivable at December 29, 2001 is $10 million of receivables with related parties.

15.     Other Matters:

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

     Disposition:

     On September 27, 2000, the Company sold its interest in the Aker Gulf Marine partnership for $86 million. A gain of $45 million was recognized in the Statement of Earnings

     Other:

     On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri (the "Court"), in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company, and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million including property damage, costs of replacement of power and lost profits.
On October 18, 2001, the Company filed a motion to dismiss the action for lack of personal jurisdiction. During February 2002, the Company's motion was overruled, and the Court ordered the parties to proceed with discovery.





                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.     Other Matters (Continued):

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

The Company leases mineral properties, buildings and equipment under noncancelable operating lease agreements.

Future minimum lease commitments are as follows (dollars in millions):

          2002                                     $      7
          2003                                            5
          2004                                            4
          2005                                            4
          2006                                            3
          Thereafter                                      9
                                                   --------

                                                   $     32
                                                   ========

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of December 29, 2001, the Company had outstanding letters of credit of approximately $172 million.





                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     Quarterly Information (Unaudited):

(dollars in millions,     March         June        September     December
 except per
 share data)           2001  2000    2001  2000    2001  2000    2001   2000
----------------------------------------------------------------------------

Revenue                $  972 $  986 $  968 $1,189 $1,004 $1,314 $  927 $ 974
                       ====== ====== ====== ====== ====== ====== ====== =====

Gross profit           $   46 $   44 $   75 $   95 $   84 $   51 $  222 $ 135
                       ====== ====== ====== ====== ====== ====== ====== =====

 Income from
 continuing operations $    5 $   11 $   27 $   42 $   26 $   40 $  117 $  68
 Income from
 discontinued operations  -        3    -        8    -        7    -     -
                       ------ ------ ------ ------ ------ ------ ------ -----

Net earnings           $    5 $   14 $   27 $   50 $   26 $   47 $  117 $  68
                       ====== ====== ====== ====== ====== ====== ====== =====

Earnings per common share - basic:
 Income from
 continuing operations $  .17 $  .34 $  .91 $ 1.32 $  .84 $ 1.20 $ 3.69 $2.11
 Income from
 discontinued operations -       .11    -      .25   -       .22   -     -
                       ------ ------ ------ ------ ------ ------ ------ -----
 Net earnings          $  .17 $  .45 $  .91 $ 1.57 $  .84 $ 1.42 $ 3.69 $2.11
                       ====== ====== ====== ====== ====== ====== ====== =====

Earnings per common share - diluted:
 Income from
 continuing operations $  .16 $  .34 $  .88 $ 1.28 $  .81 $ 1.17 $ 3.52 $2.04
 Income from
 discontinued operations -       .10   -       .24    -      .21   -     -
                       ------ ------ ------ ------ ------ ------ ------ -----
 Net earnings          $  .16 $  .44 $  .88 $ 1.52 $  .81 $ 1.38 $ 3.52 $2.04
                       ====== ====== ====== ====== ====== ====== ====== =====

Dividends paid
per share              $  .30 $  .27 $  .35 $  .28 $ -    $ -    $ -    $ -
                       ====== ====== ====== ====== ====== ====== ====== =====

During the normal course of business, the Company settles claims and recognizes income in the period in which such claims are settled. During December 2001, the Company settled a claim which significantly impacted fourth quarter earnings.




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.
                                  PART III

Item 10.     Directors and Executive Officers of the Registrant.

Item 11.     Executive Compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Item 13.     Certain Relationships and Related Transactions.

The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission. However, certain information is set forth in Item 4A "Executive Officers of the Registrant" above.

                                   PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-
K.

     (a)     The following documents are filed as part of this report:

1. Consolidated Financial Statements as of December 29, 2001 and December 30, 2000 and for the three years ended December 29, 2001:

Independent Auditors' Report dated March 15, 2002 of KPMG LLP
Report of Independent Accountants dated March 5, 2001 of
PricewaterhouseCoopers LLP
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules for the three years ended December 29,
2001:

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

4.3 Form of Debenture (Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed October 5, 1998).

4.4       Form of Repurchase Agreement for Convertible Debentures (Exhibit
          4.5 to the Company's Registration Statement on Form S-8 filed October 5, 1998).

21        List of Subsidiaries of the Company.


     (b)     Reports on Form 8-K.

             Current Report on Form 8-K dated October 10, 2001 reporting the dismissal of PricewaterhouseCoopers LLP as the Company's principal independent accountant for the fiscal year ended December 29, 2001, and the engagement of KPMG LLP, which Report was filed with the Securities and Exchange Commission on October 12, 2001.


 Schedule II


                   Valuation and Qualifying Accounts and Reserves



                                   Additions
                         Balance   Charged to  Amounts             Balance
                        Beginning  Costs and  Charged to           End of
(dollars in millions)   Of Period   Expenses   Reserves   Other*   Period
-----------------------------------------------------------------------------
Year ended December 29, 2001

Allowance for doubtful
trade accounts          $     4    $     4     $    (1)  $     -   $     7

Reserves:
 Insurance claims       $    64    $    18     $   (20)  $     2   $    64

Year ended December 30, 2000

Allowance for doubtful
trade accounts          $     7    $     2     $    (4)  $    (1)  $     4

Reserves:
 Insurance claims       $    84    $     -     $   (11)  $    (9)  $    64

Year ended December 25, 1999

Allowance for doubtful
trade accounts          $     5    $     3     $    (1)  $     -   $     7

Reserves:
 Insurance claims       $    81    $    23     $   (20)  $     -   $    84
-----------------------------------------------------------------------------

* On September 30, 2000, as discussed in Note 2, the Company spun-off its Materials Business. On July 31, 2001, as discussed in Note 3, the Company acquired a marine construction business.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PETER KIEWIT SONS', INC.

                                             By: /s/  Tobin A. Schropp
Date: March 22, 2002                         Tobin A. Schropp, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                 Title                                    Date
     ----                 -----                                    ----
                           Chairman of the Board and
/s/ Kenneth E. Stinson    Chief Executive Officer
Kenneth E. Stinson       (Principal Executive Officer)         March 22, 2002

                          Vice President
/s/ Michael J. Piechoski  (Principal Financial Officer)        March 22, 2002
Michael J. Piechoski

                          Controller
/s/ Gregory D. Brokke     (Principal Accounting Officer)       March 22, 2002
Gregory D. Brokke

/s/ Mogens C. Bay         Director                             March 22, 2002
Mogens C. Bay

/s/ Roy L. Cline          Director                             March 22, 2002
Roy L. Cline

/s/ Richard W. Colf       Director                             March 22, 2002
Richard W. Colf

/s/ James Q. Crowe        Director                             March 22, 2002
James Q. Crowe

/s/ Richard Geary         Director                             March 22, 2002
Richard Geary

/s/ Bruce E. Grewcock     Director                             March 22, 2002
Bruce E. Grewcock

/s/ William L. Grewcock   Director                             March 22, 2002
William L. Grewcock

/s/ Allan K. Kirkwood     Director                             March 22, 2002
Allan K. Kirkwood

/s/ Michael R. McCarthy   Director                             March 22, 2002
Michael R. McCarthy

/s/ Douglas E. Patterson  Director                             March 22, 2002
Douglas E. Patterson

/s/ Walter Scott, Jr.     Director                             March 22, 2002
Walter Scott, Jr.

/s/ George B. Toll, Jr.   Director                             March 22, 2002
George B. Toll, Jr.