Form 10-Q
period 2002-03-31
PETER KIEWIT SONS INC /DE/
filed 2002-05-14
CIK 1044430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                           Commission file number
March 31, 2002                                                   000-23943


                                 PETER KIEWIT SONS', INC.
                (Exact name of registrant as specified in its charter)

        Delaware                                         91-1842817
(State of Incorporation)                   (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska                                        68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of May 14, 2002:

Title of Class                                        Shares Outstanding
Common Stock, $0.01 par value                              29,726,685


_______________________________________________________________________________

                             PETER KIEWIT SONS', INC.

                                     Index
                                                                         Page

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Condensed Statements of Earnings for the three months ended
   March 31, 2002 and 2001                                                  1

Consolidated Condensed Balance Sheets as of March 31, 2002 and
   December 29, 2001                                                        2

Consolidated Condensed Statements of Cash Flows for the three months ended
   March 31, 2002 and 2001                                                  3

Notes to Consolidated Condensed Financial Statements                        4


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                          11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.        16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 6.  Exhibits and Reports on Form 8-K.                                 17

Signatures                                                                 17

                                    Page i
_______________________________________________________________________________



                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               PETER KIEWIT SONS', INC.
                       Consolidated Condensed Statements of Earnings
                                          (unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                       ------------------------
(dollars in millions, except per share data)              2002             2001
-------------------------------------------------------------------------------

Revenue                                                  $ 809           $ 972
Cost of revenue                                           (748)           (926)
                                                          ----            ----
                                                            61              46

General and administrative expenses                        (51)            (48)
Gain on sale of operating assets                            10               4
                                                          ----            ----

Operating earnings                                          20               2

Other income (expense):
   Investment income and equity earnings, net               (7)              5
   Interest expense                                         (1)              -
   Other, net                                                4               3
                                                          ----            ----
                                                            (4)              8
                                                          ----            ----

Earnings before income taxes and minority interest          16              10

Minority interest in net earnings of subsidiaries,
  net of tax                                                -               (1)

Provision for income taxes                                 (6)              (4)
                                                         ----             ----

Net earnings                                            $  10            $   5
                                                         ====             ====

Net earnings per share:
  Basic                                                 $ .32            $ .17
                                                         ====             ====

  Diluted                                               $ .31            $ .16
                                                         ====             ====
See accompanying notes to consolidated condensed financial statements.

                                           Page 1
_______________________________________________________________________________



                                   PETER KIEWIT SONS', INC.

                             Consolidated Condensed Balance Sheets

                                                       March 31,   December 29,
                                                         2002          2001
(dollars in millions)                                (unaudited)
-------------------------------------------------------------------------------
Assets

Current assets:

  Cash and cash equivalents                            $  122          $  216
  Investments                                             125             108
  Receivables, less allowance of $7 and $7                458             544
  Unbilled contract revenue                               142             115
  Contract costs in excess of related revenue              28              41
  Investment in construction joint ventures               144             112
  Deferred income taxes                                    68              59
  Other                                                    23              12
                                                        -----           -----
Total current assets                                    1,110           1,207

Property, plant and equipment, less accumulated
  depreciation and amortization of $441 and $446          313             285
Other assets                                              101             102
                                                        -----           -----

                                                       $1,524          $1,594
                                                        =====           =====

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable, including retainage of $64 and $63 $  193          $  242
  Current portion of long-term debt                         1               1
  Accrued costs on construction contracts                 194             154
  Billings in excess of related costs and earnings        137             145
  Accrued insurance costs                                  69              65
  Accrued payroll                                          19              32
  Other                                                    25              39
                                                        -----           -----
Total current liabilities                                 638             678

Long-term debt, less current portion                       25              25
Deferred income taxes                                      30              30
Accrued reclamation                                        10              10

Minority interest                                          15              16

Preferred stock, no par value, 250,000 shares authorized,
  no shares outstanding                                     -               -
Redeemable common stock ($641 million and $679 million
  aggregate redemption value):
  Common stock, $.01 par value, 125 million shares
    authorized 29,834,455 and 31,588,125 outstanding        -               -
  Additional paid-in capital                              194             206
  Accumulated other comprehensive loss                    (11)            (11)
  Retained earnings                                       623             640
                                                        -----           -----
Total redeemable common stock                             806             835
                                                        -----           -----
                                                       $1,524          $1,594
                                                        =====           =====

See accompanying notes to consolidated condensed financial statements.
                                           Page 2
_______________________________________________________________________________


                                   PETER KIEWIT SONS', INC.

                      Consolidated Condensed Statements of Cash Flows
                                         (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
(dollars in millions)                                    2002             2001
------------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by (used in) operations            $   7             $ (33)

Cash flows from investing activities:
  Purchases of available-for-sale securities             (19)                -
  Additions to notes receivable                            -                (1)
  Payments received on notes receivable                    1                 -
  Proceeds from sales of property, plant and equipment    13                 5
  Capital expenditures                                   (49)              (18)
                                                        ----              ----
      Net cash used in investing activities              (54)              (14)

Cash flows from financing activities:
  Repurchases of common stock                            (38)              (45)
  Dividends paid                                          (9)               (9)
                                                         ---             -----
      Net cash used in financing activities              (47)              (54)
                                                        ----             -----

Net decrease in cash and cash equivalents                (94)             (101)

Cash and cash equivalents at beginning of period         216               302
                                                        ----              ----

Cash and cash equivalents at end of period             $ 122             $ 201
                                                        ====              ====

See accompanying notes to consolidated condensed financial statements.
                                     Page 3
_______________________________________________________________________________


                           PETER KIEWIT SONS', INC.

             Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (the "Company") at December 29, 2001 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

2.  Acquisitions:

On July 31, 2001, a subsidiary of the Company merged with General Construction Company ("GCC") a marine construction business located in Poulsbo, Washington, pursuant to which the Company acquired 100% of the outstanding common stock of GCC for $48 million. The results of GCC's operations have been included in the consolidated financial statements since that date. The merger occurred as part of the Company's plan to expand its businesses.

The following table summarizes the estimated fair value of the GCC assets acquired and liabilities assumed at the date of acquisition.

                                                                    As of
(dollars in millions)                                            July 31, 2001
------------------------------------------------------------------------------

Current assets                                                      $ 28
Property and equipment                                                36
Non-tax deductible goodwill                                           18
                                                                     ---
    Total assets acquired                                             82
                                                                     ---

Current liabilities                                                   20
Long-term debt                                                         5
Deferred taxes                                                         9
                                                                     ---
    Total liabilities assumed                                         34
                                                                     ---

    Net assets acquired                                             $ 48
                                                                     ===

                                         Page 4
_______________________________________________________________________________


                       PETER KIEWIT SONS', INC.

        Notes to Consolidated Condensed Financial Statements - (Continued)


2.  Acquisitions, Continued:

The following unaudited, pro-forma financial information assumes the acquisition occurred at the beginning of 2001. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2001, or the results which may occur in the future.

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
(dollars in millions)                                     2002          2001
----------------------------------------------------------------------------

Revenue                                                  $  809       $1,001
                                                          =====        =====
Net earnings                                             $   10       $    4
                                                          =====        =====
Net earnings per share:
  Basic                                                  $  .32       $  .15
                                                          =====        =====
  Diluted                                                $  .31       $  .15
                                                          =====        =====

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

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2002         2001
                                                         ------       ------

Net earnings available to common stockholders
  (in millions)                                         $    10      $     5

Add:  Interest expense, net of tax effect,
  associated with convertible debentures                      *            *
                                                         ------       ------

Net earnings for diluted shares                         $    10      $     5
                                                         ======       ======

Total number of weighted average shares outstanding used
  to compute basic earnings per share (in thousands)     29,983       29,860

Additional dilutive shares assuming
  conversion of convertible debentures                    1,617        1,367

Total number of shares used to compute
  diluted earnings per share                             31,600       31,227
                                                         ======       ======

Net earnings:
  Basic earnings per share                              $   .32      $   .17
                                                         ======       ======

  Diluted earnings per share                            $   .31      $   .16
                                                         ======       ======

* Interest expense attributable to convertible debentures was less than $.5 million

                                              Page 5
_______________________________________________________________________________


                          PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements - (Continued)


4.  Financial Instruments:

Receivables at March 31, 2002 and December 29, 2001 include approximately $132 million and $155 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year. Included in the retainage amounts are $47 million and $59 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage, which are not yet due. Also included in accounts receivable are $1 million and $1 million, respectively, of securities held by the owners which are now due as the contracts are completed. Securities in the amount of $34 million and $37 million are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax. Securities in the amount of $14 million and $23 million relate to stock warrants which are carried at fair value. Such fair value is based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Condensed Statements of Earnings.

5.  Goodwill and Intangible Assets:

Amortized intangibles consist of the following at March 31, 2002 and December 29, 2001:

                          March 31, 2002                  December 29, 2001
                   ----------------------------     ----------------------------
                   Gross Carrying   Accumulated     Gross Carrying   Accumulated
(dollars in millions)   Amount     Amortization          Amount     Amortization
--------------------------------------------------------------------------------

Coal contracts        $   59          $   (6)          $   59          $   (5)
Other                      3               -                3               -
                       -----           -----            -----           -----
                      $   62          $   (6)          $   62          $   (5)
                       =====           =====            =====           =====

Amortization expense recognized on intangibles for the three months ended March 31, 2002 and 2001 were $1 million and $1 million, respectively.

Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2002-2006.

There were no changes in goodwill at March 31, 2002 from the net carrying amount of $25 million at December 29, 2001.

                                         Page 6
_______________________________________________________________________________


                             PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements - (Continued)


5.  Goodwill and Intangible Assets, Continued:


Following are net earnings and earnings per share as adjusted for the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", for the three months ended March 31, 2002 and 2001:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
(dollars in millions)                                         2002          2001
--------------------------------------------------------------------------------

Reported net earnings                                        $  10         $   5
Add back:  Goodwill amortization, net of tax                     -             *
                                                              ----          ----

Adjusted net earnings                                        $  10         $   5
                                                              ====          ====

Basic earnings per share:
  Reported net earnings                                      $ .32         $ .17
  Goodwill amortization, net of tax                             -            .01
                                                              ----          ----

  Adjusted net earnings                                      $ .32         $ .18
                                                              ====          ====

Diluted earnings per share:
  Reported net earnings                                      $ .31         $ .16
  Goodwill amortization, net of tax                              -           .01
                                                              ----          ----

  Adjusted net earnings                                      $ .31         $ .17
                                                              ====          ====

* Goodwill amortization, net of tax was less than $.5 million

                                                Page 7
_______________________________________________________________________________


                                  PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements - (Continued)

6.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(dollars in millions)                                        2002         2001
------------------------------------------------------------------------------

Net earnings                                                $ 10          $  5
Other comprehensive income, before tax:
  Unrealized losses arising during period                     (2)            -
  Foreign currency translation adjustments                     -            (4)
  Income tax benefit related to items of other
    comprehensive income                                       1             1
                                                             ---           ---
Comprehensive income                                        $  9          $  2
                                                             ===           ===

7.  Segment Data:

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

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for mine management and related coal mining operations services is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2002          March 31, 2001
                                      -------------------    -------------------
(dollars in millions)                 Construction  Other    Construction  Other
--------------------------------------------------------------------------------

Revenue - external customers             $797       $ 12        $962       $ 10
                                          ===        ===         ===        ===
Operating (loss) earnings                $ 16       $  4        $ (1)      $  3
                                          ===        ===         ===        ===

During the three months ended March 31, 2001, the Company earned 29.7% of revenues from Level 3 Communications, Inc.

                                            Page 8
_______________________________________________________________________________


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

                                          Page 9
_______________________________________________________________________________


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

The Company adopted SFAS 144 this year. Adoption of SFAS 144 has not had a material impact on the Company's financial statements

                                        Page 10
_______________________________________________________________________________

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

           Results of Operations - First Quarter 2002 vs. First Quarter 2001

Revenue.

Revenue for the three months ended March 31, 2002 consisted of $608 million from sole contracts and $189 million from joint ventures. Total revenues decreased $163 million or 17% from the same period in 2001. The decrease was primarily attributed to a $248 million reduction in revenue earned on a significant fiber optic project for the three months ended March 31, 2002 from the same period in 2001. This project was substantially complete at the end of 2001. Partially offsetting the decrease were increases in other sole contract projects of $35 million and joint venture projects of $48 million. These increases are primarily attributed to projects awarded to the Company during the years 2000 and 2001.

Contract backlog at March 31, 2002 increased to $4.7 billion from $4.2 billion at December 29, 2001. Foreign operations, located primarily in Canada, represent 2.7% of backlog. Domestic projects are spread geographically throughout the U.S. The Company's share of a large highway contract in Colorado makes up 18% of total backlog.

Margin.

Margins for the three months ended March 31, 2002 consisted of $34 million from sole contracts, $22 million from joint ventures and $5 million from other sources. Total margin increased $15 million or 33% from the same period in 2001. Construction margin, as a percentage of revenue, excluding the significant fiber optic project, for the three months ended March 31, 2002 increased to 6.5% compared to 5.6% in 2001. The increased margin, is primarily attributable to a reduction in joint venture losses for the three months ended March 31, 2002 which was partially offset by increased cost overruns on several sole contracts. Margins on a significant fiber optic project increased $3 million for the three months ended March 31, 2002 as compared to the same period in 2001. The increase was due to revenues earned on a settlement reached in December 2001 that significantly impacted the final margin on the contract.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2002 increased $3 million to $51 million compared to 2001. As a percentage of revenue, general and administrative expenses for the three months ended
March 31, 2002 increased to 6.3% compared to 4.9% for the same period in 2001. This increase was primarily attributed to the acquisition of a marine construction operation in Washington State on July 31, 2001 and a new operating office established in Colorado during 2001. Revenue at the new office location lagged the related administrative costs associated with its start-up and the Company has not experienced a decrease in general and administrative costs in relation to its decrease in revenue.

                                           Page 11
_______________________________________________________________________________

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets increased to $10 million during the three months ended March 31, 2002 from $4 million the same period in 2001. The increase was due to additional sales of excess construction equipment.

Investment Income and Equity Earnings, net.

Investment income and equity earnings decreased $12 million for the three months ended March 31, 2002 from the same period in 2001. During the first quarter 2002, the Company recognized a $9 million unrealized holding loss on its investment in stock warrants acquired in December 2001. The Company also experienced a decline in interest rates earned on money market funds from approximately 6% for the three months ended March 31, 2002 to less than 2% from the same period in 2001. Another contributing factor was the change in the Company's portfolio mix from primarily interest-bearing money market funds during the first quarter 2001 to a diversified portfolio that includes bond and stock mutual funds that primarily recognize changes in market value as a separate component of accumulated other comprehensive income.

Other, net.

Other income is comprised primarily of mine management fee income. Fees for these services for the three months ended March 31, 2002 and 2001 were each $2 million. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

Provision for income taxes.

The effective income tax rate for the three months ended March 31, 2002 and 2001 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.

                                    Page 12
_______________________________________________________________________________

            Financial Condition - March 31, 2002 vs. December 29, 2001

Cash and cash equivalents decreased $94 million to $122 million at March 31, 2002 from $216 million at December 29, 2001. The decrease reflects net cash provided by operations of $7 million; offset by net cash used in investing activities of $54 million and $47 million used in financing activities.

Net cash provided by operating activities for the three months ended March 31, 2002 increased by $40 million to $7 million as compared to the same period in 2001. This increase was primarily due to decreased working capital requirements for construction contracts. Accounts receivable decreased $86 million primarily due to $70 million cash received on a settlement reached in December 2001. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2002 increased by $40 million to $54 million as compared to the same period in 2001. This increase was due primarily to an increase of cash used for higher capital expenditures of $31 million, predominately related to the continued development of an operating office in Texas, and purchases of securities of $19 million. This increase was primarily offset by additional proceeds from sales of property, plant and equipment of $8 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending.

Acquisitions depend largely on market conditions.

Net cash used in financing activities for the three months ended March 31, 2002 decreased by $7 million to $47 million as compared to the same time period in 2001. This decrease was due to a reduction in repurchases of common stock of $7 million.

Liquidity.

The Company continues to explore opportunities to expand and develop new businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of March 31, 2002, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the three months ended March 31, 2002 and 2001 of $9 million and $9 million, respectively. These amounts were determined by the Board of Directors and were paid in January of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

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

                                           Page 13
_______________________________________________________________________________

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

Included in accounts receivable retainage are securities in the amount of $14 million that relate to stock warrants which are carried at fair value. Such fair value is estimated based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

     Construction Joint Ventures:

The Company has entered into a number of construction joint venture arrangements which are accounted for under the equity method in the balance sheet and on a pro rata basis in the statement of earnings. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

                                       Page 14
_______________________________________________________________________________

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

                                         Page 15
_______________________________________________________________________________

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper of maturities less than 90 days, US Government debt obligations and money market, stock and bond mutual funds and stock warrants. Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks. These risks, among others, can result in loss of principal. The majority of the Company's investments consist of holdings in a money market mutual fund.

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

                                            Page 16
_______________________________________________________________________________

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

         None

         (b)  Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PETER KIEWIT SONS', INC.





Date: May 14, 2002                            /s/  Michael J. Piechoski
                                              -------------------------
                                                Michael J. Piechoski
                                              Vice President and Principal
                                                 Financial Officer

                                         Page 17
_______________________________________________________________________________