Form 10-Q
period 2002-06-30
PETER KIEWIT SONS INC /DE/
filed 2002-08-14
CIK 1044430

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549
                                   FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended          Commission file number
                       June 30, 2002                         000-23943


                                 PETER KIEWIT SONS', INC.
                 (Exact name of registrant as specified in its charter)

                 Delaware                           91-1842817
           (State of Incorporation)      (I.R.S. Employer Identification No.)


         Kiewit Plaza, Omaha Nebraska                      68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of August 14, 2002:

              Title of Class                     Shares Outstanding
         Common Stock, $0.01 par value                31,058,535

_______________________________________________________________________________

                          PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                                             Index

                                                                           Page
_______________________________________________________________________________

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

Item 1.  Financial Statements.                                                1
         Consolidated Condensed Statements of Earnings for the
           three and six months ended June 30, 2002 and 2001                  2
         Consolidated Condensed Balance Sheets as of June 30, 2002
           and December 29, 2001                                              3
         Consolidated Condensed Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001                            4
         Notes to Consolidated Condensed Financial Statements                 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                              13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.          19

                         PART II - OTHER INFORMATION
                         ---------------------------
Item 1.  Legal Proceedings.                                                  20

Item 6.  Exhibits and Reports on Form 8-K.                                   20

         Signatures                                                          20

                                       i
________________________________________________________________________________



                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons', Inc. and subsidiaries as of June 30, 2002, and the related consolidated condensed statements of earnings for the three and six month periods ended June 30, 2002, and the consolidated condensed statement of cash flows for the six month period ended June 30, 2002. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Peter Kiewit Sons', Inc. and subsidiaries as of December 29, 2001, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 29, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     (signed)  KPMG LLP


Omaha, Nebraska
August 14, 2002

                                                 1
________________________________________________________________________________



                          PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                        Consolidated Condensed Statements of Earnings
                                         (unaudited)


                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                   ------------------        ------------------
(dollars in millions,
 except per share data)            2002          2001        2002          2001
_______________________________________________________________________________

Revenue                           $ 878         $ 968      $ 1,687     $ 1,940
Cost of revenue                    (764)         (893)      (1,512)     (1,819)
                                   ----          ----       ------      ------
                                    114            75          175         121

General and administrative expenses (50)          (44)        (101)        (92)
Gain on sale of operating assets      4             7           14          11
                                   ----          ----        -----       -----


Operating earnings                   68            38           88          40

Other income (expense):
   Investment (losses) income and
     equity earnings                 (2)            4           (9)          9
   Interest expense                   -            (1)          (1)         (1)
   Other, net                         2             4            6           7
                                   ----          ----        -----       -----
                                      -             7           (4)         15
                                   ----          ----        -----       -----

Earnings before income taxes and
  minority interest                  68            45           84          55

Minority interest in net earnings
  of subsidiaries                     -             -            -          (1)

Provision for income taxes          (28)          (18)         (34)        (22)
                                   ----          ----        -----       -----

Net earnings                      $  40         $  27       $   50      $   32
                                   ====          ====        =====       =====

Net earnings per share:

  Basic                           $1.37         $ .91       $ 1.69      $ 1.08
                                   ====          ====        =====       =====

  Diluted                         $1.30         $ .88       $ 1.61      $ 1.04
                                   ====          ====        =====       =====

See accompanying notes to consolidated condensed financial statements.

                                                 2
_______________________________________________________________________________


                         PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                          Consolidated Condensed Balance Sheets

                                                       June 30     December 29,
                                                         2002          2001
(dollars in millions)                                (unaudited)
_______________________________________________________________________________

Assets

Current assets:
  Cash and cash equivalents                           $   88            $  216
  Investments                                            113               108
  Receivables, less allowance of $7 and $7               452               544
  Unbilled contract revenue                              160               115
  Contract costs in excess of related revenue             41                41
  Investment in construction joint ventures              180               112
  Deferred income taxes                                   75                59
  Other                                                   25                12
                                                       -----             -----

Total current assets                                   1,134             1,207

Property, plant and equipment, less accumulated
  depreciation and amortization of $448 and $446         325               285
Other assets                                             102               102
                                                       -----             -----

                                                      $1,561            $1,594
                                                       =====             =====

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable, including retainage
    of $62 and $63                                    $  199            $  242
  Current portion of long-term debt                        1                 1
  Accrued costs on construction contracts                228               154
  Billings in excess of related costs and earnings       108               145
  Accrued insurance costs                                 71                65
  Accrued payroll                                         24                32
  Other                                                   25                39
                                                       -----             -----
Total current liabilities                                656               678

Long-term debt, less current portion                      25                25
Deferred income taxes                                     37                30
Accrued reclamation                                       10                10

Minority interest                                          -                16

Preferred stock, no par value, 250,000 shares
  authorized, no shares outstanding                        -                 -
Redeemable common stock ($627 million and $679 million
  aggregate redemption value):
  Common stock, $.01 par value, 125 million shares
    authorized 29,722,885 and 31,588,125 outstanding       -                 -
  Additional paid-in capital                             193               206
  Accumulated other comprehensive loss                   (11)              (11)
  Retained earnings                                      651               640
                                                       -----             -----
Total redeemable common stock                            833               835
                                                       -----             -----

                                                      $1,561            $1,594
                                                       =====             =====

See accompanying notes to consolidated condensed financial statements.

                                                 3
_______________________________________________________________________________


                         PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Condensed Statements of Cash Flows
                                     (unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------

(dollars in millions)                                          2002       2001
______________________________________________________________________________

Cash flows from operations:
  Net cash provided by operations                             $   23    $   55
                                                               -----     -----
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities            10         3
  Proceeds from maturities of available-for-sale securities        2         1
  Purchases of available-for-sale securities                     (22)        -
  Purchases of other investments                                   -       (20)
  Proceeds from sales of property, plant and equipment            20        15
  Acquisitions                                                   (17)        -
  Capital expenditures                                           (83)      (53)
  Additions to notes receivable                                    -        (1)
  Payments received on notes receivable                            1         -
                                                               -----     -----
Net cash used in investing activities                            (89)      (55)
                                                               -----     -----
Cash flows from financing activities:
  Issuance of common stock                                         -        27
  Repurchases of common stock                                    (41)      (47)
  Dividends paid                                                 (21)      (19)
                                                               -----     -----
Net cash used in financing activities                            (62)      (39)
                                                               -----     -----

Net decrease in cash and cash equivalents                       (128)      (39)

Cash and cash equivalents at beginning of period                 216       302
                                                               -----     -----

Cash and cash equivalents at end of period                    $   88    $  263
                                                               =====     =====

See accompanying notes to consolidated condensed financial statements.

                                         4
________________________________________________________________________________


                          PETER KIEWIT SONS', INC. AND SUBSIDIARIES

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                                                                    As of
(dollars in millions)                                            July 31, 2001
______________________________________________________________________________

Current assets                                                      $   28
Property and equipment                                                  36
Non-tax deductible goodwill                                             18
                                                                     -----
    Total assets acquired                                               82
                                                                     -----

Current liabilities                                                     20
Long-term debt                                                           5
Deferred taxes                                                           9
                                                                     -----
    Total liabilities assumed                                           34
                                                                     -----

    Net assets acquired                                             $   48
                                                                     =====

On June 28, 2002, a subsidiary of the Company acquired the remaining 20% minority interest in ME Holding Inc. ("ME"), an electrical subcontractor located in Boston, Massachusetts. The initial payment for such minority interest was $16.6 million. The final purchase price will be determined by the parties based upon the financial results of ME as of June 30, 2002 when additional information becomes available.

                                          5
_______________________________________________________________________________


                        PETER KIEWIT SONS', INC. AND SUBSIDIARIES


           Notes to Consolidated Condensed Financial Statements - (Continued)


2.  Acquisitions, Continued:

The following unaudited, pro-forma financial information assumes the GCC and ME acquisitions occurred at the beginning of 2001. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2001, or the results which may occur in the future.

                                  Three Months Ended           Six Months Ended
                                        June 30,                    June 30
                                  ------------------           ----------------
(dollars in millions)             2002         2001            2002        2001
_______________________________________________________________________________

Revenue                          $  878      $  993           $1,687     $1,993
                                  =====       =====            =====      =====
Net earnings                     $   41      $   27           $   51     $   32
                                  =====       =====            =====      =====
Net earnings per share:
  Basic                          $ 1.39      $  .91           $ 1.69     $ 1.07
                                  =====       =====            =====      =====
  Diluted                        $ 1.32      $  .87           $ 1.62     $ 1.03
                                  =====       =====            =====      =====


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

                                         Three Months Ended    Six Months Ended
                                                June 30,             June 30
                                         ------------------    ----------------
(dollars in millions)                    2002         2001      2002       2001
_______________________________________________________________________________

Net earnings available to common
  stockholders (in millions)           $    40     $    27    $    50   $    32

Add:  Interest expense, net of tax
    effect, associated with convertible
    debentures                               *           *          *         *
                                        ------      ------     ------    ------

Net earnings for diluted shares        $    40     $    27    $    50   $    32
                                        ======      ======     ======    ======

Total number of weighted average shares
  outstanding used to compute basic
  earnings per share (in thousands)     29,767      29,697    29,875     29,778

Additional dilutive shares assuming
  conversion of convertible debentures   1,614       1,367     1,616      1,367
                                        ------      ------     ------    ------

Total number of shares used to compute
  diluted earnings per share            31,381      31,064    31,491     31,145
                                        ======      ======    ======     ======

Net earnings:
  Basic earnings per share             $  1.37     $   .91   $  1.69    $  1.08
                                        ======      ======    ======     ======

  Diluted earnings per share           $  1.30     $   .88   $  1.61    $  1.04
                                        ======      ======    ======     ======

* Interest expense attributable to convertible debentures was less than $.5 million

                                                6
_______________________________________________________________________________


                        PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements - (Continued)


4.  Financial Instruments:


Receivables at June 30, 2002 and December 29, 2001 include approximately $125 million and $155 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

Included in the retainage amounts are $45 million and $59 million, respectively, of securities which are being held by the owners of various construction projects in lieu of retainage, which are not yet due. Securities in the amount of $35 million and $36 million, respectively, are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax. Securities in the amount of $10 million and $23 million, respectively, relate to stock warrants which are carried at fair value. Such fair value is based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Condensed Statements of Earnings.

Also included in accounts receivable are $1 million and $1 million, respectively, of securities held by the owners which are now due as the contracts are completed.

5.  Goodwill and Intangible Assets:

Amortizable intangibles consist of the following at June 30, 2002 and December 29, 2001:

                               June 30, 2002             December 29, 2001
                     ---------------------------    ---------------------------
                     Gross Carrying  Accumulated    Gross Carrying  Accumulated
(dollars in millions)     Amount     Amortization        Amount    Amortization
_______________________________________________________________________________

Coal contracts          $   59         $   (7)          $   59        $   (5)
Other                        3              -                3             -
                         -----          -----            -----         -----

                        $   62         $   (7)          $   62        $   (5)
                         =====          =====            =====         =====

Amortization expense recognized on intangibles for the three months ended June 30, 2002 and 2001 were $1 million and $1 million, respectively. For the six months ended June 30, 2002 and 2001, amortization expense recognized on intangibles were $2 million and $2 million, respectively.

Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2002-2006.

Goodwill increased $1 million to $26 million at June 30, 2002 from the net carrying amount of $25 million at December 29, 2001. The increase is estimated goodwill on the ME acquisition described in Note 2.

                                           7
_______________________________________________________________________________


                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements (Continued)


5.  Goodwill and Intangible Assets, Continued:

Following are net earnings and earnings per share as adjusted for the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets":


                                          Three Months Ended   Six Months Ended
                                                 June 30,          June 30,
                                          ------------------   ----------------
(dollars in millions, except per
  share data)                             2002          2001   2002        2001
_______________________________________________________________________________

Reported net earnings                    $   40      $   27   $   50     $   32
Add back:  Goodwill amortization,
   net of tax                                 -           1        -          1
                                          -----       -----    -----      -----

Adjusted net earnings                    $   40      $   28   $   50     $   33
                                          =====       =====    =====      =====

Basic earnings per share:
  Reported net earnings                  $ 1.37      $  .91   $ 1.69     $ 1.08
  Goodwill amortization, net of tax           -         .01        -        .01
                                          -----       -----    -----      -----

  Adjusted basic earnings per share      $ 1.37      $  .92   $ 1.69     $ 1.09
                                          =====       =====    =====      =====

Diluted earnings per share:
  Reported net earnings                  $ 1.30      $  .88   $ 1.61     $ 1.04
  Goodwill amortization, net of tax           -         .01        -        .01
                                          -----       -----    -----      -----

  Adjusted diluted earnings per share    $ 1.30      $  .89   $ 1.61     $ 1.05
                                          =====       =====    =====      =====

                                                  8
_______________________________________________________________________________


                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            Notes to Consolidated Condensed Financial Statements - (Continued)


6.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:

                                   Three Months Ended          Six Months Ended
                                         June 30,                  June 30,
                                   -----------------           ----------------
(dollars in millions)              2002         2001           2002        2001
_______________________________________________________________________________

Net earnings                      $   40      $   27         $   50     $   32
Other comprehensive income,
  before tax:
  Unrealized gains (losses)
    arising during period             (3)          3             (5)        (1)
  Foreign currency translation
    adjustments                        3           -              3          -
Income tax benefit (expense)
  related to items of other
  comprehensive income                 -          (1)             1          -
                                   -----       -----          -----      -----
Comprehensive income              $   40      $   29         $   49     $   31
                                   =====       =====          =====      =====

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

                            Three Months Ended              Three Months Ended
                              June 30, 2002                  June 30, 2001
                            ------------------              ------------------
(dollars in millions)      Construction  Other             Construction   Other
_______________________________________________________________________________

Revenue - external customers  $  868     $   10               $  958     $   10
                               =====      =====                =====      =====

Operating earnings            $   65     $    3               $   36     $    2
                               =====      =====                =====      =====

                                        9
_______________________________________________________________________________


                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements - (Continued)


7. Segment Data, Continued:

                                     Six Months Ended         Six Months Ended
                                      June 30, 2002            June 30, 2001
                                   -------------------      -------------------
(dollars in millions)              Construction  Other      Construction  Other
_______________________________________________________________________________

Revenue - external customers         $1,665     $   22          $1,920   $   20
                                      =====      =====           =====    =====

Operating earnings                   $   81     $    7          $   35   $    5
                                      =====      =====           =====    =====

During the three and six months ended June 30, 2001, the Company earned 25.3% and 27.5%, respectively, of revenues from Level 3 Communications, Inc. This project was substantially complete at the end of 2001.

8.  Other Matters:

Materials Spin-Off:

On September 30, 2000, the Company distributed all of the 32,288,840 shares of common stock ("Materials Stock") of its former subsidiary, Kiewit Materials Company ("Materials"), it then held to stockholders of the Company in a Spin-off (the "Materials Spin-off"). As a result of the Materials Spin-off, the Company and Materials now operate as two separate independent companies.

In connection with the Materials Spin-off, Materials and the Company entered into various agreements including a Separation Agreement (the "Materials Separation Agreement") and a Tax Sharing Agreement (the "Materials Tax Sharing Agreement").

The Materials Separation Agreement provides for the allocation of certain risks and responsibilities between Materials and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Materials liabilities arising out of the Materials Businesses. On July 9, 2002, Materials, Jem Lear Acquisition Company, Inc. ("Purchaser") and Rinker Materials Corporation entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Purchaser would merge into Materials (the "Merger") subsequent to the completion of Purchaser's tender offer to purchase at least 90% of the issued and outstanding Materials Stock. In connection with the execution of the Merger Agreement, and in consideration of the payment of $150,000 to the Company by Materials at the effective time of the Merger, the Company and Materials entered into an Amendment to Separation Agreement pursuant to which: (i) the Company agreed to continue to provide certain administrative services to Materials and its subsidiaries for a period of time subsequent to the effective time of the Merger; (ii) the Company agreed to provide Materials with a transition period of up to six months following the effective time of the Merger to continue to use the name (Kiewit) as part of the name (Kiewit Materials Company); (iii) the Company and Materials agreed to use their respective best efforts to amend an existing Cement Purchase Agreement between Kiewit Construction Group Inc. and California Portland Cement Company to release Kiewit Construction Group Inc. of its obligations under such agreement; (iv) the Company agreed to indemnify Materials from certain kinds of claims made by or on behalf of stockholders or former stockholders of Materials relating to sales of Materials Stock by such stockholders; and (v) a subsidiary of the Company would acquire certain real property owned by a subsidiary of Materials on or prior to the effective time of the Merger.

                                             10
_______________________________________________________________________________


                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           Notes to Consolidated Condensed Financial Statements - (Continued)


8.  Other Matters, Continued:

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

Other:

On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of the Company, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri (the "Court"), in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names the Company, and alleges that the Company is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million including property damage, costs of replacement of power and lost profits. On October 18, 2001, the Company filed a motion to dismiss the action for lack of personal jurisdiction. During February 2002, the Company's motion was overruled, pending the results of final discovery on the issue of jurisdiction, and the Court ordered the parties to proceed with such discovery.

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

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of June 30, 2002, the Company had outstanding letters of credit of approximately $247 million.

                                               11
_______________________________________________________________________________


                       PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements - (Continued)


9.  Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. Under SFAS 143: (1) retirement obligations, measured at fair value, will be recognized when they are incurred and displayed as liabilities, and (2) the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.

The Company does not anticipate the adoption of SFAS No. 143 to have a material effect on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 (Opinion 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company adopted SFAS 144 this year. Adoption of SFAS 144 has not had a material impact on the Company's financial statements.



In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that adoption of SFAS No. 145 will result in any material changes to its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will result in any material changes to its financial position or results of operations.

                                           12
_______________________________________________________________________________


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

         Results of Operations - Second Quarter 2002 vs. Second Quarter 2001

   Revenue.

     Revenue for the second quarter of 2002 consisted of $622 million from sole contracts, $246 million from joint ventures and $10 million from other sources. Total revenues decreased $90 million or 9% from the same period in 2001. The decrease was primarily attributed to a $228 million reduction in revenue earned on a significant fiber optic project for the second quarter of 2002 from the same period in 2001. This project was substantially complete at the end of 2001. Partially offsetting the decrease were increases in other sole contract projects of $25 million and joint venture projects of $113 million. These increases are primarily attributed to projects awarded to the Company during the years 2001 and 2002.

     Contract backlog at June 30, 2002 increased to $4.6 billion from $4.2 billion at December 29, 2001. Foreign operations, located primarily in Canada, represent 6.7% of backlog. Domestic projects are spread geographically throughout the U.S. The Company's share of a highway contract in Colorado and a bridge contract in California makes up 17% and 14%, respectively, of total backlog.

     Margin.

     Margins for the second quarter of 2002 consisted of $79 million from sole contracts, $31 million from joint ventures and $4 million from other sources. Total margin increased $39 million or 52% from the same period in 2001. Construction margin, as a percentage of revenue, excluding the significant fiber optic project, for the second quarter of 2002 increased to 12.5% compared to 5.6% for the same period in 2001. The increased margin is primarily attributable to a reduction in sole contract and joint venture losses for the second quarter of 2002 and increased margins earned on power projects. Margins on a significant fiber optic project decreased $30 million for the second quarter of 2002 as compared to the same period in 2001. This project was substantially complete at the end of 2001.

     General and Administrative Expenses.

     General and administrative expenses for the second quarter of 2002 increased $6 million to $50 million compared to the same period in 2001. As a percentage of revenue, general and administrative expenses for the second quarter of 2002 increased to 5.7% compared to 4.5% for the same period in 2001. This increase was primarily attributed to the general and administrative expenses of a marine construction operation in Washington State acquired on July 31, 2001, a $2 million contribution to a charitable foundation and the fact that the Company has not experienced a proportionate decrease in general and administrative costs relative to its decrease in revenue. Historically, contributions to the charitable foundation have been made in the fourth quarter of each fiscal year.

                                               13
_______________________________________________________________________________

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets decreased to $4 million during the second quarter of 2002 from $7 million the same period in 2001. Several large pieces of equipment were sold in the second quarter of 2001, resulting in the decreased gain compared to the same period in 2002.

     Investment Income and Equity Earnings, net.

     Investment income and equity earnings decreased $6 million for the second quarter of 2002 from the same period in 2001. During the second quarter 2002, the Company recognized a $3 million unrealized holding loss on its investment in stock warrants acquired in December 2001. The Company also experienced a decline in interest rates earned on money market and bond funds from approximately 1.2% for the second quarter of 2001 to approximately 0.4% for the same period in 2002. Another contributing factor was the change in the Company's portfolio mix from primarily interest-bearing money market funds during the second quarter 2001 to a diversified portfolio that includes bond and stock mutual funds that primarily recognize changes in market value as a separate component of accumulated other comprehensive income.

     Other, net.

     Other income is comprised primarily of mine management fee income. Fees for these services for the second quarter of 2002 and 2001 were each $1 million. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for income taxes.

     The effective income tax rate for the three months ended June 30, 2002 and 2001 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.

                   Results of operations - Six Months 2002 vs. Six Months 2001

      Revenue.

     Revenue for the six months ended June 30, 2002 consisted of $1,230 million from sole contracts, $435 million from joint ventures and $22 million from other sources. Total revenues decreased $253 million or 13% from the same period in 2001. The decrease was primarily attributed to a $475 million reduction in revenue earned on a significant fiber optic project for the six months ended June 30, 2002 from the same period in 2001. This project was substantially complete at the end of 2001. Partially offsetting the decrease were increases in other sole contract projects of $59 million and joint venture projects of $161 million. These increases are primarily attributed to projects awarded to the Company during the years 2001 and 2002.

     Margin.

     Margins for the six months ended June 30, 2002 consisted of $113 million from sole contracts, $53 million from joint ventures and $9 million from other sources. Total margin increased $54 million or 45% from the same period in 2001. Construction margin, as a percentage of revenue, excluding the significant fiber optic project, for the six months ended June 30, 2002 increased to 8.7% compared to 6.6% in 2001. The increased margin is primarily attributable to a reduction in joint venture losses and increased margins earned on power projects for the six months ended June 30, 2002. Margins on a significant fiber optic project decreased $27 million for the six months ended June 30, 2002 as compared to the same period in 2001. This project was substantially complete at the end of 2001.


                                            14
_______________________________________________________________________________

     General and Administrative Expenses.

     General and administrative expenses for the six months ended June 30, 2002 increased $9 million to $101 million compared to the same period in 2001. As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2002 increased to 6.0% compared to 4.7% for the same period in 2001. This increase was primarily attributed to the acquisition of a marine construction operation in Washington State on July 31, 2001, a $2 million contribution to a charitable foundation and the fact that the Company has not experienced a proportionate decrease in general and administrative costs relative to its decrease in revenue.

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets increased to $14 million during the six months ended June 30, 2002 from $11 million the same period in 2001. The increase was due to additional sales of excess construction equipment.

     Investment Income and Equity Earnings, net.

     Investment income and equity earnings decreased $18 million for the six months ended June 30, 2002 from the same period in 2001. During the six months ended June 30, 2002, the Company recognized a $12 million unrealized holding loss on its investment in stock warrants acquired in December 2001. The Company also experienced a decline in interest rates earned on money market and bond funds from approximately 2.6% for the six months ended June 30, 2001 to approximately 0.9% for the same period in 2002. Another contributing factor was the change in the Company's portfolio mix from primarily interest-bearing money market funds during the second quarter 2001 to a diversified portfolio that includes bond and stock mutual funds that primarily recognize changes in market value as a separate component of accumulated other comprehensive income.

     Other, net.

     Other income is comprised primarily of mine management fee income. Fees for these services for the six months ended June 30, 2002 and 2001 were each $3 million. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for income taxes.

     The effective income tax rate for the six months ended June 30, 2002 and 2001 was $40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes

                                           15
_______________________________________________________________________________


               Financial Condition - June 30, 2002 vs. December 29, 2001

     Cash and cash equivalents decreased $128 million to $88 million at June 30, 2002 from $216 million at December 29, 2001. The decrease reflects net cash provided by operations of $23 million; offset by net cash used in investing activities of $89 million and $62 million used in financing activities.

     Net cash provided by operating activities for the six months ended
June 30, 2002 decreased by $32 million to $23 million as compared to the same period in 2001. This decrease was primarily due to increased working capital requirements for construction contracts, increased net contributions to investment in construction joint ventures of $37 million and increased federal income taxes paid of $35 million as compared to the same period in 2001. Accounts receivable decreased $92 million to $452 million at June 30, 2002 from $544 million at December 29, 2001 primarily due to $70 million cash received on a settlement reached in December 2001. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the six months ended June 30, 2002 increased by $34 million to $89 million as compared to the same period in 2001. This increase was due primarily to an increase of cash used for higher capital expenditures of $30 million, predominately related to the continued development of an operating office in Texas, purchases of available-for-sale securities of $22 million and the acquisition of minority interest in ME of $17 million. This increase was primarily offset by a decrease in purchases of other investments of $20 million, additional proceeds from sales of securities of $7 million and sales of property, plant and equipment of $5 million.

     Capital spending varies due to the nature and timing of jobs awarded.

     Acquisitions depend largely on market conditions.

     Net cash used in financing activities for the six months ended June 30, 2002 increased by $23 million to $62 million as compared to the same time period in 2001. This increase was primarily due to a reduction in issuances of common stock of $27 million. Common stock historically has been issued in June, but was issued in August during 2002.

    Liquidity.

     The Company continues to explore opportunities to expand and develop new businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of June 30, 2002, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. The Company paid dividends during the six months ended June 30, 2002 and 2001 of $21 million and $19 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

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

                                             16
_______________________________________________________________________________

     Critical Accounting Policies.

     Revenue Recognition - Construction Contracts:

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

     The construction industry is highly competitive and lacks firms with dominant market power. A substantial portion of the Company's business involves construction contracts obtained through competitive bidding. A company's ability to bid on new projects is affected by many factors, including its ability to obtain performance bonds. Currently, the Company has not experienced, nor does management anticipate, any problems securing performance bonds on future projects. The volume and profitability of the Company's construction work depends to a significant extent upon the general state of the economies of North America and the volume of work available to contractors.
The Company's construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies or other governmental action.

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

     Investments:

     The Company continually evaluates its investments for other than temporary declines in value. Several factors are analyzed in evaluating investments, including an analysis of the relevant company, its industry, valuation levels and subsequent developments. Unrealized losses that are determined to be other than temporary are recognized in earnings.

     Included in accounts receivable retainage are securities in the amount of $10 million that relate to stock warrants which are carried at fair value. Such fair value is estimated based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

     Construction Joint Ventures:

     The Company has entered into a number of construction joint venture arrangements which are accounted for under the equity method in the balance sheet and on a pro rata basis in the statement of earnings. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs.

                                       17
_______________________________________________________________________________


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

                                               18
_______________________________________________________________________________

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

     The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper of maturities less than 90 days, U.S. Government debt obligations and money market, stock and bond mutual funds and stock warrants. Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks. These risks, among others, can result in loss of principal. The majority of the Company's investments consist of holdings in a money market mutual fund.

     In addition, the Company is a limited partner in an investment limited partnership (the "Partnership"). The investment objective of the Partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The Partnership may use a variety of investment strategies with the principal one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merging with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. The Partnership invests in a diversified portfolio of these types of transactions to minimize risk of loss.

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

                                        19
_______________________________________________________________________________

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      There have been no material changes in the legal proceedings reported in the Company's previously filed quarterly report on Form 10-Q for the period ended March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K.

     15.1  Letter re unaudited interim financial information
     99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




                                          PETER KIEWIT SONS', INC.


Date: August 14, 2002



                                         /s/  Michael J. Piechoski
                                         -------------------------
                                         Michael J. Piechoski
                                         Vice President and Principal
                                         Financial Officer

                                          20
_______________________________________________________________________________