Form 10-Q
period 2002-09-30
PETER KIEWIT SONS INC /DE/
filed 2002-11-14
CIK 1044430

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                                FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended        Commission file number
               September 30, 2002                     000-23943



                         PETER KIEWIT SONS', INC.
        (Exact name of registrant as specified in its charter)

        Delaware                                    91-1842817
(State of Incorporation)             (I.R.S. Employer Identification No.)



        Kiewit Plaza, Omaha Nebraska                      68131
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

          The number of shares outstanding of each of the registrant's classes of common stock as of November 12, 2002:

      Title of Class                          Shares Outstanding
Common Stock, $0.01 par value                   31,289,655

_____________________________________________________________________________


                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                                       Index
                                                                         Page
-----------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



Item 1.   Financial Statements.                                             1

          Consolidated Condensed Statements of Earnings for
            the three and nine months ended September 30, 2002 and 2001     2

          Consolidated Condensed Balance Sheets as of
            September 30, 2002 and December 29, 2001                        3

          Consolidated Condensed Statements of Cash Flows for the
            nine months ended September 30, 2002 and 2001                   4

          Notes to Consolidated Condensed Financial Statements              5


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                     15


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.        21


Item 4.  Controls and Procedures                                           21



                                PART II - OTHER INFORMATION
                                ---------------------------




Item 1.  Legal Proceedings.                                                22


Item 4.  Submission of Matters to a Vote of Security Holders.              22


Item 6.  Exhibits and Reports on Form 8-K.                                 22

         Signatures                                                        22

         Certifications                                                   23

-----------------------------------------------------------------------------

                                             i
_____________________________________________________________________________


                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                       Independent Accountants' Review Report



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

We have reviewed the consolidated condensed balance sheets of Peter Kiewit Sons', Inc. and subsidiaries as of September 30, 2002, and the related consolidated condensed statements of earnings for the three and nine month periods ended September 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

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



                                      (signed)  KPMG LLP


Omaha, Nebraska
November 12, 2002
                                          1
_____________________________________________________________________________

                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Earnings
                              (unaudited)


(dollars in millions, except per share data)
                                  Three Months Ended        Nine Months Ended
                                       September 30,           September 30,
                                  ------------------        -----------------
                                   2002          2001        2002       2001
                                  ------        ------       ------    ------

Revenue                           $1,132        $1,004      $ 2,819   $ 2,944
Cost of revenue                     (959)         (920)      (2,471)   (2,739)
                                   -----         -----       ------    ------

                                     173            84          348       205

General and administrative expenses  (49)           (46)       (150)     (138)
Gain on sale of operating assets       1              3          15        14
                                   -----          -----      ------    ------
Operating earnings                   125             41         213        81

Other income (expense):
  Investment (losses) income and
    equity earnings                    3              1          (6)       10
  Interest expense                    (1)            (1)         (2)       (2)
  Other, net                           4              1          10         8
                                   -----          -----      ------    ------
                                       6              1           2        16
                                   -----          -----      ------    ------

Earnings before income taxes and
  minority interest                  131             42         215        97

Minority interest in net earnings
  of subsidiaries                      -              1           -         -

Provision for income taxes           (52)           (17)        (86)      (39)
                                   -----          -----      ------    ------

Net earnings                      $   79         $   26     $   129   $    58
                                   =====          =====      ======    ======

Net earnings per share:

  Basic                           $ 2.59          $ .84     $  4.30   $  1.93
                                   =====          =====      ======    ======
  Diluted                         $ 2.46          $ .81     $  4.10   $  1.86
                                   =====          =====      ======    ======


See accompanying notes to consolidated condensed financial statements.
                                        2
_____________________________________________________________________________



                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                   Consolidated Condensed Balance Sheets


                                            September 30,       December 29,
                                                2002                2001
(dollars in millions)                        (unaudited)
----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                   $   90               $  216
  Investments, primarily investments
    available-for-sale, at fair market value     110                  108
  Receivables, less allowance of $7 and $7       526                  544
  Unbilled contract revenue                      197                  115
  Contract costs in excess of related revenue     42                   41
  Investment in construction joint ventures      307                  112
  Deferred income taxes                           53                   59
  Other                                           18                   12
                                               -----                -----
Total current assets                           1,343                1,207

Property, plant and equipment, less
  accumulated depreciation and amortization
  of $460 and $446                               320                  285
Other assets                                      98                  102
                                               -----                -----

                                              $1,761               $1,594
                                               =====                =====

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable, including retainage
    of $63 and $63                            $  202               $  242
  Current portion of long-term debt                -                    1
  Accrued costs on construction contracts        281                  154
  Billings in excess of related costs and
    earnings                                     151                  145
  Accrued insurance costs                         69                   65
  Accrued payroll                                 28                   32
  Other                                           25                   39
                                               -----                -----
Total current liabilities                        756                  678

Long-term debt, less current portion              25                   25
Deferred income taxes                             36                   30
Accrued reclamation                               10                   10

Minority interest                                  -                   16

Preferred stock, no par value, 250,000 shares
  authorized, no shares outstanding                -                    -
Redeemable common stock ($654 million and
  $679 million aggregate redemption value):
  Common stock, $.01 par value, 125 million
    shares authorized 31,003,755 and 31,588,125
    outstanding                                    -                    -
  Additional paid-in capital                     222                  206
  Accumulated other comprehensive loss,
    net of tax benefit                           (16)                 (11)
  Retained earnings                              728                  640
                                               -----                -----
Total redeemable common stock                    934                  835
                                               -----                -----

                                              $1,761               $1,594
                                               =====                =====

-----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                         3
_____________________________________________________________________________


                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                (unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
(dollars in millions)                                       2002       2001
-----------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                         $   11      $  121
                                                           -----       -----

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities        10           3
  Proceeds from maturities of available-for-sale securities    2           1
  Purchases of available-for-sale securities                 (23)          -
  Purchases of other investments                               -         (20)
  Proceeds from sales of property, plant and equipment        22          19
  Acquisitions, net of cash acquired                         (17)        (36)
  Capital expenditures                                      (100)        (94)
  Additions to notes receivable                                -          (2)
  Payments received on notes receivable                        4           2
                                                           -----       -----
    Net cash used in investing activities                   (102)       (127)
                                                           -----       -----

Cash flows from financing activities:
  Long-term debt payments                                     (1)         (6)
  Issuance of common stock                                    29          37
  Repurchases of common stock                                (42)        (49)
  Dividends paid                                             (21)        (19)
                                                           -----       -----
    Net cash used in financing activities                    (35)        (37)
                                                           -----       -----

Net decrease in cash and cash equivalents                   (126)        (43)

Cash and cash equivalents at beginning of period             216         302

                                                           -----       -----
Cash and cash equivalents at end of period                $   90      $  259
                                                           =====       =====
Noncash investing activities:
  Issuance of debt for acquisition                        $    -      $   10
                                                           =====       =====

------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.
                                       4
_____________________________________________________________________________



                 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

1.  Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc.
(the "Company") at December 29, 2001 has been condensed from the Company's audited financial statements as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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
                                                                  =====

                                            5
_____________________________________________________________________________



                 PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements - (Continued)


2.  Acquisitions, Continued:

On June 28, 2002, a subsidiary of the Company acquired the remaining 20% minority interest in ME Holding Inc. ("ME"), an electrical subcontractor located in Boston, Massachusetts. The payment for such minority interest was $17 million.

The following table summarizes the estimated fair value of the ME assets acquired and liabilities assumed at the date of acquisition.

                                                                 As of
(dollars in millions)                                        June 30, 2002
--------------------------------------------------------------------------

Current assets                                                   $   29
Property and equipment                                                1
Non-tax deductible goodwill                                           1
                                                                  -----
     Total assets acquired                                           31

Current liabilities assumed                                          14
                                                                  -----

     Net assets acquired                                         $   17
                                                                  =====



The following unaudited, pro-forma financial information assumes the GCC and ME acquisitions occurred at the beginning of 2001. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2001, or the results which may occur in the future.

                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30
(dollars in millions,                    ------------------  -----------------
except per share data)                   2002        2001    2002       2001
------------------------------------------------------------------------------

Revenue                                  $1,132      $1,020   $2,819    $3,013
                                          =====       =====    =====     =====
Net earnings                             $   79      $   27   $  129    $   59
                                          =====       =====    =====     =====
Net earnings per share:
  Basic                                  $ 2.59      $  .86   $ 4.31    $ 1.94
                                          =====       =====    =====     =====
  Diluted                                $ 2.46      $  .83   $ 4.10    $ 1.87
                                          =====       =====    =====     =====

                                           6
____________________________________________________________________________


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

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                       2002         2001     2002       2001
-----------------------------------------------------------------------------
Net earnings available to common
  stockholders (in millions)          $    79     $    26   $   129   $    58

Add:  Interest expense, net of tax
  effect, associated with convertible
  debentures                                1           *         1         *
                                       ------      ------    ------    ------

Net earnings for diluted shares       $    80     $    26   $   130   $    58
                                       ======      ======    ======    ======

Total number of weighted average
  shares outstanding used to compute
  basic earnings per share
  (in thousands)                       30,471      31,205    30,074    30,258

Additional dilutive shares assuming
  conversion of convertible
  debentures                            1,612       1,364     1,615     1,366
                                       ------      ------    ------    ------

Total number of shares used to compute
  diluted earnings per share           32,083      32,569    31,689    31,624
                                       ======      ======    ======    ======

Net earnings:
  Basic earnings per share            $  2.59     $   .84   $  4.30   $  1.93
                                       ======      ======    ======    ======


  Diluted earnings per share         $  2.46     $   .81   $  4.10    $  1.86
                                      ======      ======    ======     ======

* Interest expense attributable to convertible debentures was less than $.5 million

                                               7
_____________________________________________________________________________



                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

      Notes to Consolidated Condensed Financial Statements - (Continued)


4.  Financial Instruments:

Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete. In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of a retainage. Substituting securities in lieu of a retainage is a technique employed by construction companies to earn interest on retained balances.

Receivables at September 30, 2002 and December 29, 2001 include approximately $135 million and $155 million, respectively, of retainage on uncompleted projects, the majority of which is expected to be collected within one year.

Included in the retainage amounts at September 30, 2002 and December 29, 2001 are $52 million and $59 million, respectively, of securities which are not yet due. Securities at September 30, 2002 and December 29, 2001 in the amount of $38 million and $36 million, respectively, are carried at fair value which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax. Securities at September 30, 2002 and December 29, 2001 in the amount of $14 million and $23 million, respectively, relate to stock warrants which are carried at fair value. Such fair value is based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Condensed Statements of Earnings.

Also included in receivables at September 30, 2002 and December 29, 2001 is $1 million and $1 million, respectively, of securities in lieu of retainage held by the owners which are now due as the contracts are completed.


5.  Goodwill and Intangible Assets:

Amortizable intangibles consist of the following at September 30, 2002 and December 29, 2001:

                         September 30, 2002           December 29, 2001
                    ----------------------------   ---------------------------
                    Gross Carrying  Accumulated    Gross Carrying  Accumulated
(dollars in millions)   Amount      Amortization       Amount     Amortization
------------------------------------------------------------------------------

Coal contracts        $   59         $   (8)          $   59        $   (5)
Other                      3              -                3             -
                       -----          -----            -----         -----

                      $   62         $   (8)          $   62        $   (5)
                       =====          =====            =====         =====

Amortization expense recognized on intangibles for the three months ended September 30, 2002 and 2001 was $1 million and $1 million, respectively. For the nine months ended September 30, 2002 and 2001, amortization expense recognized on intangibles was $3 million and $3 million, respectively.

Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2002-2006.

Goodwill increased $1 million to $27 million at September 30, 2002 from the net carrying amount at December 29, 2001. The increase is estimated goodwill on the ME acquisition described in Note 2.
                                       8


                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          Notes to Consolidated Condensed Financial Statements - (Continued)


5.  Goodwill and Intangible Assets, Continued:

Following are net earnings and earnings per share as adjusted for the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets":

                                    Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                    ------------------     ------------------
(dollars in millions,                2002         2001      2002        2001
except per share data)
-----------------------------------------------------------------------------

Reported net earnings              $   79        $  26     $  129      $   58
Add back:  Goodwill
  amortization, net of tax              -            -          -           1
                                    -----        -----      -----       -----

Adjusted net earnings              $   79       $   26     $  129      $   59
                                    =====        =====      =====       =====

Basic earnings per share:
  Reported net earnings            $ 2.59       $  .84     $ 4.30      $ 1.93
  Goodwill amortization,
    net of tax                          -          .01          -         .02
                                    -----        -----      -----       -----

Adjusted basic earnings per share  $ 2.59       $  .85     $ 4.30      $ 1.95
                                    =====        =====      =====       =====

Diluted earnings per share:
  Reported net earnings            $ 2.46       $  .81     $ 4.10      $ 1.86
  Goodwill amortization, net of tax     -          .01          -         .02
                                    -----        -----      -----       -----

Adjusted diluted earnings per
  share                            $ 2.46       $  .82     $ 4.10      $ 1.88
                                    =====        =====      =====       =====

                                        9
_____________________________________________________________________________



                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements - (Continued)


6.  Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                    ------------------      -----------------
(dollars in millions)               2002          2001      2002         2001
------------------------------------------------------------------------------

Net earnings                       $   79        $   26    $  129      $   58
Other comprehensive income, before tax:
  Unrealized losses arising
    during period                      (1)            -        (6)          -
  Foreign currency translation
    adjustments                        (5)           (3)       (2)         (4)
Income tax benefit related to items
  of other comprehensive income         2             1         3           1
                                    -----         -----     -----       -----

Comprehensive income               $   75        $   24    $  124      $   55
                                    =====         =====     =====       =====


7.  Segment Data:

The Company primarily operates in the construction industry and currently has one reportable operating segment. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, railroads and mass transit), commercial buildings, water supply, sewage and waste disposal, dams, mining, power, telecommunication infrastructure, heating and cooling, and oil and gas. Sources of revenue for the "other" category consist primarily of the Company's coal sales.

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for mine management services is excluded from the segment information that follows as it is included in other income on the Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                 Three Months Ended      Three Months Ended
                                 September 30, 2002      September 30, 2001
                                 ------------------      ------------------
(dollars in millions)           Construction   Other    Construction   Other
----------------------------------------------------------------------------
Revenue - external customers        $1,121    $   11      $  993      $   11
                                     =====     =====       =====       =====

Operating earnings                  $  123    $    2      $   38      $    3
                                     =====     =====       =====       =====

                                             10

_____________________________________________________________________________

                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Notes to Consolidated Condensed Financial Statements - (Continued)


7.  Segment Data, Continued:

                                   Nine Months Ended       Nine Months Ended
                                   September 30, 2002      September 30, 2001
(dollars in millions)             Construction  Other     Construction  Other
-----------------------------------------------------------------------------
Revenue - external customers      $2,786       $   33       $2,913     $   31
                                   =====        =====        =====      =====

Operating earnings                $  204       $    9       $   73     $    8
                                   =====        =====        =====      =====

During the three and nine months ended September 30, 2001, the Company earned 11.2% and 22.0%, respectively, of revenues from Level 3 Communications, Inc. ("Level 3"). This project was substantially complete at the end of 2001.

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




The Materials Separation Agreement provides for the allocation of certain risks and responsibilities between Materials and the Company and for cross-indemnifications that are intended to allocate financial responsibility to the Company for liabilities arising out of the construction business and to allocate to Materials liabilities arising out of the Materials Businesses.
On July 9, 2002, Materials, Jem Lear Acquisition Company, Inc. ("Purchaser") and Rinker Materials Corporation entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which Purchaser would merge into Materials (the "Merger") subsequent to the completion of Purchaser's tender offer to purchase at least 90% of the issued and outstanding Materials Stock. Purchaser effected the merger on September 25, 2002. In connection with the execution of the Merger Agreement, and in consideration of the payment of $150,000 to the Company by Materials at the effective time of the Merger, the Company and Materials entered into an Amendment to Separation Agreement pursuant to which: (i) the Company agreed to continue to provide certain administrative services to Materials and its subsidiaries for a period of time subsequent to the effective time of the Merger; (ii) the Company agreed to provide Materials with a transition period of up to nine months following the effective time of the Merger to continue to use the name "Kiewit" as part of the name "Kiewit Materials Company"; (iii) the Company and Materials agreed to use their respective best efforts to amend an existing Cement Purchase Agreement between Kiewit Construction Group Inc. and California Portland Cement Company to release Kiewit Construction Group Inc. of its obligations under such agreement; (iv) the Company agreed to indemnify Materials from certain kinds of claims made by or on behalf of stockholders or former stockholders of Materials relating to sales of Materials Stock by such stockholders; and (v) a subsidiary of the Company would acquire certain real property owned by a subsidiary of Materials on or prior to the effective time of the Merger.

                                            11
_____________________________________________________________________________


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

During the nine months ended September 30, 2002, the Company settled claims on two significant joint venture projects for a gain of $37 million.

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of September 30, 2002, the Company had outstanding letters of credit of approximately $256 million.

                                      12
_____________________________________________________________________________


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

                                        13
-----------------------------------------------------------------------------

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

         Results of Operations - Third Quarter 2002 vs. Third Quarter 2001

Revenue.

Revenue for the third quarter of 2002 consisted of $712 million from sole contracts, $409 million from joint ventures and $11 million from other sources. Total revenues increased $128 million or 13% from the same period in 2001. The increase was primarily attributed to a $246 million increase in revenue earned on joint venture projects for the third quarter of 2002 from the same period in 2001. The joint venture increase is primarily attributed to projects awarded to the Company during the years 2001 and 2002. Partially offsetting the increase were decreases in revenue earned on a significant fiber optic project of $102 million and other sole contract projects of $16 million. The fiber optic project was substantially complete at the end of 2001.

Contract backlog at September 30, 2002 increased to $4.4 billion from $4.2 billion at December 29, 2001. Foreign operations, located primarily in Canada, represent 6.8% of backlog. Domestic projects are spread geographically throughout the U.S. The Company's share of a highway contract in Colorado and a bridge contract in California makes up 16% and 14%, respectively, of total backlog.

Margin.

Margins for the third quarter of 2002 consisted of $74 million from sole contracts, $95 million from joint ventures and $4 million from other sources. Total margin increased $89 million or 106% from the same period in 2001. Construction margin, as a percentage of revenue, excluding the significant fiber optic project, for the third quarter of 2002 increased to 15.3% compared to 10.6% for the same period in 2001. The increased margin is primarily attributable to $37 million of claim settlements reached on two significant joint venture projects during the third quarter of 2002.

General and Administrative Expenses.

General and administrative expenses for the third quarter of 2002 increased $3 million to $49 million compared to the same period in 2001. The increase was primarily attributable to costs incurred related to a potential corporate conversion to a limited partnership. As a percentage of revenue, general and administrative expenses for the third quarter of 2002 decreased to 4.3% compared to 4.6% from the same period in 2001.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets decreased to $1 million during the third quarter of 2002 from $3 million the same period in 2001. Several large pieces of equipment were sold at a gain in the third quarter of 2001, resulting in higher gains compared to the same period in 2002.

                                     14
_____________________________________________________________________________

Investment Income and Equity Earnings, net.

Investment income and equity earnings increased $2 million for the third quarter of 2002 from the same period in 2001. During the third quarter 2002, the Company recognized a $4 million unrealized holding gain on its investment in stock warrants acquired in December 2001 and a $2 million unrealized holding loss on an investment in a limited investment partnership. The Company also experienced a decline in interest rates earned on money market and bond funds from approximately 0.9% for the third quarter of 2001 to approximately 0.4% for the same period in 2002. Another contributing factor was the change in the Company's portfolio mix from primarily interest-bearing money market funds during the third quarter 2001 to a diversified portfolio that includes bond and stock mutual funds that primarily recognize changes in market value as a separate component of accumulated other comprehensive income. A $3 million investment carried at cost was written off during the third quarter of 2001 due to an other-than-temporary decline in market value.

Other, net.

Other income is comprised primarily of mine management fee income. Fees for these services for the third quarter of 2002 and 2001 were $2 million and $1 million, respectively. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

Provision for income taxes.

The effective income tax rate for the three months ended September 30, 2002 and 2001 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes.

         Results of operations - Nine Months 2002 vs. Nine Months 2001

Revenue.

Revenue for the nine months ended September 30, 2002 consisted of $1,942 million from sole contracts, $844 million from joint ventures and $33 million from other sources. Total revenues decreased $125 million or 4% from the same period in 2001. The decrease was primarily attributed to a $577 million reduction in revenue earned on a significant fiber optic project for the nine months ended September 30, 2002 from the same period in 2001. This project was substantially complete at the end of 2001. Partially offsetting the decrease were increases in other sole contract projects of $43 million, joint venture projects of $407 million and other sources of $2 million. These increases are primarily attributed to projects awarded to the Company during the years 2001 and 2002.

Margin.

Margins for the nine months ended September 30, 2002 consisted of $187 million from sole contracts, $148 million from joint ventures and $13 million from other sources. Total margin increased $143 million or 70% from the same period in 2001. Construction margin, as a percentage of revenue, excluding the significant fiber optic project, for the nine months ended September 30, 2002 increased to 11.9% compared to 7.5% in 2001. The increased margin is primarily attributable to a reduction in joint venture losses, claim settlements of $37 million on two significant joint venture projects and loss recoveries of $18 million on two sole contract projects during the nine months ended September 30, 2002. Margins on a significant fiber optic project decreased $15 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This project was substantially complete at the end of 2001.

Job loss accruals to provide for the entire amount of future estimated losses on construction contracts in progress decreased to $60 million at September 30, 2002 from $70 million at December 29, 2001. The decrease is primarily attributable to the utilization of $17 million of loss accruals on jobs that were substantially complete or settled by September 30, 2002 and the utilization of $4 million of loss accruals on jobs that had loss accruals at December 29, 2001 that were not completed at September 30, 2002. This decrease was partially offset by $11 million of loss accruals on new jobs at September 30, 2002 that previously did not have loss accruals at December 29, 2001

                                          15
_____________________________________________________________________________


General and Administrative Expenses.

General and administrative expenses for the nine months ended September 30, 2002 increased $12 million to $150 million compared to the same period in 2001. As a percentage of revenue, general and administrative expenses for the nine months ended September 30, 2002 increased to 5.3% compared to 4.7% for the same period in 2001. This increase was primarily attributed to the acquisition of a marine construction operation in Washington State on July 31, 2001, a $3 million contribution to a charitable foundation and $5 million of costs incurred related to a potential corporate conversion to a limited partnership.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets increased to $15 million during the nine months ended September 30, 2002 from $14 million the same period in 2001. The increase is due to increased sales of excess construction equipment.

Investment Income and Equity Earnings, net.

Investment income and equity earnings decreased $16 million for the nine months ended September 30, 2002 from the same period in 2001. During the nine months ended September 30, 2002, the Company recognized an $8 million unrealized holding loss on its investment in stock warrants acquired in December 2001 and a $3 million loss on an investment in a limited investment partnership. The Company also experienced a decline in interest rates earned on money market and bond funds from approximately 3.6% for the nine months ended September 30, 2001 to approximately 1.3% for the same period in 2002. Another contributing factor was the change in the Company's portfolio mix from primarily interest-bearing money market funds during the third quarter 2001 to a diversified portfolio that includes bond and stock mutual funds that primarily recognize changes in market value as a separate component of accumulated other comprehensive income. A $3 million investment carried at cost was written off during the nine months ended September 30, 2001 due to an other-than-temporary decline in market value.

Other, net.

Other income is comprised primarily of mine management fee income. Fees for these services for the nine months ended September 30, 2002 and 2001 were $5 million and $4 million, respectively. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

Provision for income taxes.

The effective income tax rate for the nine months ended September 30, 2002 and 2001 was 40%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes

                                        16
_____________________________________________________________________________


Financial Condition - September 30, 2002 vs. December 29, 2001

Cash and cash equivalents decreased $126 million to $90 million at September 30, 2002 from $216 million at December 29, 2001. The decrease reflects net cash provided by operations of $11 million; offset by net cash used in investing activities of $102 million and $35 million used in financing activities.

Net cash provided by operating activities for the nine months ended
September 30, 2002 decreased by $110 million to $11 million as compared to the same period in 2001. This decrease was primarily due to increased working capital requirements for construction contracts, increased net contributions to investment in construction joint ventures of $49 million and increased federal income taxes paid of $49 million as compared to the same period in 2001. The decreases were partially offset by $70 million cash received during the nine months ended September 30, 2002 on a settlement reached in December 2001. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2002 decreased by $25 million to $102 million as compared to the same period in 2001. This decrease was due primarily to a decrease in purchases of other investments of $20 million, a decrease in acquisitions of $19 million, additional proceeds from sales and maturities of securities of $8 million and an increase in sales of property, plant and equipment of $3 million. This decrease was partially offset by an increase of cash used for higher capital expenditures of $6 million, predominately related to the continued development of an operating office in Texas, and purchases of available-for-sale securities of $23 million.

Capital spending varies due to the nature and timing of jobs awarded.

Acquisitions depend largely on market conditions.

Net cash used in financing activities for the nine months ended September 30, 2002 decreased by $2 million to $35 million as compared to the same time period in 2001. This decrease was primarily due to a reduction in repurchases of common stock of $7 million and a decrease in payments of long-term debt of $5 million. The decreases were partially offset by a reduction in issuances of common stock of $8 million.

Liquidity.

The Company continues to explore opportunities to expand and develop new businesses and anticipates investing between $50 and $100 million annually to expand its operations. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of September 30, 2002, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The Company paid dividends during the nine months ended September 30, 2002 and 2001 of $21 million and $19 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders. The Company is exploring a potential corporate conversion to a limited partnership. If the conversion proposal is approved by the Company's stockholders and the merger is consummated, the limited partnership, which will continue the Company's business, will provide conversion tax draws to former stockholders of the Company of approximately $155 million. Assuming the merger is consummated in 2003, these payments are anticipated to be made on or before April 25, 2004.

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

                                         17
_____________________________________________________________________________

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

The Company uses the percentage of completion method of accounting on long-term construction contracts. For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated revenue. For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit. Provision is made for the entire amount of future estimated losses on construction contracts in progress; claims for additional contract compensation, however, are not reflected in the accounts until the period in which such claims are settled. Claims are considered settled when cash is received or upon receipt of a signed written agreement with respect to such claims. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

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

                                      18
_______________________________________________________________________________


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

                                         19
_____________________________________________________________________________


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper of maturities less than 90 days, U.S. Government debt obligations, money market, stock and bond mutual funds and stock warrants. Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks. These risks, among others, can result in loss of principal.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that would significantly affect these controls subsequent to the date of their evaluation.

                                    20
_____________________________________________________________________________


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes in the legal proceedings reported in the Company's previously filed quarterly report on Form 10-Q for the period ended March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Corporation's annual meeting of stockholders was held on June 15, 2002. The holders of 28,775,663 of the 29,802,755 outstanding shares of $0.01 par value common stock ("Common Stock") were present in person or by proxy at the annual meeting. At such meeting, the following slate of nominees for director was proposed by the incumbent directors. No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

            Director Nominee         Votes For      Withheld

            Mogens C. Bay            28,749,213      26,450
            Richard W. Colf          28,759,413      16,250
            James Q. Crowe           27,651,227   1,124,436
            Richard Geary            28,751,809      23,854
            Bruce E. Grewcock        28,755,413      20,250
            William L. Grewcock      28,758,313      17,350
            Allan K. Kirkwood        28,759,413      16,250
            Michael R. McCarthy      28,759,413      16,250
            Douglas E. Patterson     28,684,113      91,550
            Walter Scott, Jr.        28,759,413      16,250
            Kenneth E. Stinson       28,758,713      16,950
            George B. Toll, Jr.      28,625,853     149,810

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

         (b)  Reports on Form 8-K.

              Current Report on Form 8-K dated August 14, 2002 reporting Statements Under Oath of Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings, which Report was filed with the Securities and Exchange Commission on August 14, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized




Date: November 12, 2002
PETER KIEWIT SONS', INC.



  /s/  Michael J. Piechoski
-------------------------------------
Michael J. Piechoski
Vice President and Chief Financial Officer

                                        21
______________________________________________________________________________


                                 CERTIFICATIONS



I, Kenneth E. Stinson, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peter Kiewit Sons', Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002




  /s/  Kenneth E. Stinson
-----------------------------
Kenneth E. Stinson
Chief Executive Officer

                                          22
______________________________________________________________________________




I, Michael J. Piechoski, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peter Kiewit Sons', Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002




  /s/  Michael J. Piechoski
---------------------------------
Michael J. Piechoski
Chief Financial Officer

                                               23
_____________________________________________________________________________