Form 10-K
period 2002-12-28
PETER KIEWIT SONS INC /DE/
filed 2003-03-17
CIK 1044430

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended              Commission file number
          December 28, 2002                            000-23943

                            PETER KIEWIT SONS', INC.
               (Exact name of registrant as specified in its charter)

             Delaware                                 91-1842817
     (State of Incorporation)           (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha, Nebraska                          68131
(Address of principal executive offices)                (Zip Code)

                                  (402) 342-2052
                (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                        None

             Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, par value $0.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The registrant's stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

     28,781,651 shares of the registrant's $0.01 par value Common Stock were issued and outstanding on March 14, 2003.

     Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                                                                       Page
Part I
   Item 1.     Business                                                  1
   Item 2.     Properties                                                3
   Item 3.     Legal Proceedings                                         3
   Item 4.     Submissions of Matters to a Vote of Security Holders      4
   Item 4A.    Executive Officers of the Registrant                      4

Part II
   Item 5.     Market for Registrant's Common Equity and Related
                Stockholder Matters                                      6
   Item 6.     Selected Financial Data                                   7
   Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8
   Item 7A.    Quantitative and Qualitative Disclosures About
                Market Risk                                             14
   Item 8.     Financial Statements and Supplementary Data              15
   Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     47

Part III
   Item 10.    Directors and Executive Officers of the Registrant       47
   Item 11.    Executive Compensation                                   47
   Item 12.    Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters          47
   Item 13.    Certain Relationships and Related Transactions           47
   Item 14.    Controls and Procedures                                  47

Part IV
   Item 15.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                     47

               Signatures                                               50

               Certifications                                           51





















                                   PART I

Item 1.  Business.

Forward Looking Statements.

     This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Peter Kiewit Sons', Inc. ("PKS," which together with its subsidiaries is referred to herein as the "Company"). When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

General.

     The Company is one of the largest construction contractors in North America. PKS was incorporated in Delaware in 1997, and is a successor to a Delaware corporation that was incorporated in 1941, which itself was the successor of a construction business enterprise founded in Omaha, Nebraska in 1884.

The Construction Business.

     The Company and its joint ventures perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 2002 were distributed among the following construction markets (approximately, by percentage of the Company's share of total contract value): transportation (including highways, bridges, airports, mass transit and rail) - 47.6%; petroleum - 12.5%; power, heat, cooling - 8.8%; water supply/dams - 7.2%; building - 6.6% and all other markets - 17.3%. Revenue earned during 2002 was distributed among the following construction markets (approximately, by percentage of revenue earned): transportation (including highways, bridges, airports, mass transit and rail) - 49.8%; power, heat, cooling - 29.9%; building - 8.9%; sewage and solid waste - 4.5%; water supply/dams - 2.8%; petroleum - 1.2% and all other markets - 2.9%.

     The Company, through its subsidiaries, primarily performs its services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications. The Company plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. The Company generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

Contract Types.

     The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts. Contracts are either competitively bid and awarded or negotiated. The Company's public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners. Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete. In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage. Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

Government Contracts.

     Public contracts accounted for approximately 76% of the combined prices of contracts awarded to the Company and 64% of revenue earned by the Company during 2002. Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.
 Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

Competition.

     A contractor's competitive position is based primarily on its prices for construction services and in certain instances, its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power. In 2002, Engineering News Record, a construction trade publication, ranked the Company as the seventh largest United States contractor in terms of 2001 revenue. Also in terms of 2001 revenue, it ranked the Company first in the construction markets of transportation, hydropower, water supply, sanitary and storm sewers, and transmission lines and cables, and in the top ten of various other markets.

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

Backlog.

     At the end of 2002 and 2001, the Company had backlog (anticipated revenue from uncompleted contracts) of approximately $4.2 billion. Of current backlog, approximately $1.7 billion is not expected to be completed during 2003. In 2002, the Company was the successful bidder on 255 jobs with total contract prices of approximately $3.2 billion, an average price of approximately $12.4 million per job. There were 19 new projects with contract prices over $25 million, accounting for approximately 77% of the successful bid volume.

Joint Ventures.

     The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture's profits and losses and usually has a controlling vote in joint venture decision-making. In 2002, the Company derived approximately 86% of its joint venture revenue from sponsored joint ventures and approximately 14% from non-sponsored joint ventures. The Company's share of joint venture revenue accounted for approximately 31% of its 2002 total revenue.

Locations.

     The Company has 21 principal operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets. During 2002, the Company had projects in 38 states, Puerto Rico and 6 Canadian provinces. Financial information about geographic areas for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 is included in Note 11 of the "Notes to Consolidated Financial Statements".

Environmental Protection.

     Compliance with the U.S. and Canadian federal, state, provincial and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees.

     At the end of 2002, the Company employed approximately 15,000 people. Included in this number are approximately 6,000 employees subject to various collective bargaining agreements with labor unions. During 2002, the Company was a participant in approximately 550 collective bargaining agreements. These agreements typically expire within 1 to 3 years. The Company considers relations with its employees and labor unions to be good.

Available Information.

     Financial and other information of the Company can be accessed at its website www.kiewit.com. The Company makes available at its website its periodic annual reports and amendments thereto as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2.  Properties.

     The Company's headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 20 principal district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 14 of which are located in owned facilities and 6 of which operate from leased facilities. The Company also has 17 area offices located in Alaska, California, Colorado, Florida, Hawaii, Illinois, Nebraska, New Mexico, New York, Pennsylvania, Rhode Island, British Columbia and Ontario, 1 of which is an owned facility and 16 of which are leased facilities. The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries. Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,400 portable offices, shops and transport trailers. The Company has a large equipment fleet, including approximately 3,500 trucks, pickups and automobiles and 1,500 heavy construction vehicles, such as graders, scrapers, backhoes and cranes. Joint ventures in which the Company is a participant also own approximately an additional 160 portable offices, shops and transport trailers, 540 trucks, pickups and automobiles and 210 heavy construction vehicles.

Item 3.  Legal Proceedings.

     On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of PKS, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri (the "Court"), in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names PKS, and alleges that PKS is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million including property damage, costs of replacement of power and lost profits. PKS believes that the factual allegations and legal claims asserted against Bibb and PKS are without merit and intends to vigorously defend them.

     On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. ("Level 3"), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O'Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the "Level 3 Directors") and PKS. The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty. The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors. PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

     The Company is party to many other pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None during the three months ended December 28, 2002.

Item 4A.  Executive Officers of the Registrant.

     The table below shows information as of March 14, 2003, about each executive officer of PKS, including his business experience during the past five years. PKS' executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name                           Business Experience                        Age
----                           -------------------                        ---

Gregory D. Brokke      Mr. Brokke has been the Controller of PKS since
                       June 2000.  Mr. Brokke was Assistant Treasurer
                       of PKS from August 1997 to June 2000.               40

John B. Chapman        Mr. Chapman has been Vice President of
                       Human Resources and Administration of PKS
                       since August 1997.                                  57

Lawrence J. Cochran    Mr. Cochran has been a Vice President of PKS
                       since March 2003.  Mr. Cochran has served as
                       an Area Manager for Kiewit Pacific Co., a
                       subsidiary of the Company, since 1997.              47

Richard W. Colf        Mr. Colf has been a director of PKS since August
                       1997.  Mr. Colf has been an Executive Vice President
                       of PKS since July 1998.  Mr. Colf has been an
                       Executive Vice President of Kiewit Pacific Co. since
                       September 1998 and was a Senior Vice President of
                       Kiewit Pacific Co. from October 1995 to September
                       1998.  Mr. Colf is a member of the Executive
                       Committee of PKS.                                    59

Bruce E. Grewcock       Mr. Grewcock has been a director of PKS since
                       August 1997.  Mr. Grewcock has been President
                       and Chief Operating Officer of PKS since
                       December 2000 and was an Executive Vice
                       President of PKS from August 1997 until
                       December 2000. Mr. Grewcock is a member of
                       the Executive Committee of PKS.                     49


Allan K. Kirkwood      Mr. Kirkwood has been a director of PKS since
                       August 1997.  Mr. Kirkwood has been an
                       Executive Vice President of PKS since July 1998.
                       Mr. Kirkwood has been an Executive Vice President
                       of Kiewit Pacific Co. since September 1998 and
                       was a Senior Vice President of Kiewit Pacific Co.
                       from October 1995 to September 1998.  Mr.
                       Kirkwood is a member of the Executive Committee
                       of PKS.                                             59

Ben E. Muraskin        Mr. Muraskin has been a Vice President of
                       PKS since January 2000.  Mr. Muraskin was a partner
                       at Alston & Bird LLP from January 1999 to December
                       1999, and an associate at that firm from May
                       1992 to January 1999.                               39

Douglas E. Patterson   Mr. Patterson has been a director of PKS since
                       June 2001.  Mr. Patterson has been Executive
                       Vice President of PKS since November 2001.
                       Mr. Patterson was President of Gilbert Central
                       Corp., Gilbert Industrial Corporation and
                       Kiewit Engineering Co., all subsidiaries of
                       PKS, from June 1999 to June 2001.  Mr. Patterson
                       was Senior Vice President of Kiewit Construction
                       Company, a subsidiary of PKS, from July 1996 to
                       June 1999.  Mr. Patterson is also a member of the
                       Executive Committee of PKS.                         51

Gerald S. Pfeffer      Mr. Pfeffer has been a Vice President of PKS
                       since April 1998.  Mr. Pfeffer was a Vice
                       President of Kiewit Construction Group Inc.
                       from December 1997 to June 1998.                    57

Michael J. Piechoski   Mr. Piechoski has been Chief Financial Officer
                       of PKS since November 2002 and a Vice President
                       and the Treasurer of PKS since June 2000.  Mr.
                       Piechoski was Director of Audit of PKS from April
                       1999 to June 2000.  Mr. Piechoski was Chief
                       Accounting Officer of United Metro Materials, Inc.,
                       a former subsidiary of PKS, for more than five
                       years prior to March 1999.                          49

Jerry C. Porter        Mr. Porter has been a Vice President of PKS since
                       May 2000.  Mr. Porter has been the design/build
                       manager of PKS since September 1999.  Mr. Porter
                       was a construction design manager for Kiewit
                       Pacific Co. from September 1996 until
                       September 1999.                                     59

James E. Rowings       Mr. Rowings has been a Vice President of
                       PKS since June 2001.  Mr. Rowings was
                       professor and director of the Construction
                       Engineering Department at Iowa State University
                       for more than five years prior to June 2001.        50

Tobin A. Schropp       Mr. Schropp has been a Senior Vice President
                       of PKS since November 2002 and General Counsel
                       and Secretary of PKS since September 1998.  Mr.
                       Schropp was a Vice President of PKS from
                       September 1998 to November 2002.  Mr. Schropp
                       was Director of Taxes of PKS from March 1998 to
                       September 1998.                                     40

Kenneth E. Stinson     Mr. Stinson has been a director and Chairman
                       of PKS since August 1997.  Mr. Stinson has been
                       Chief Executive Officer of PKS since March 1998
                       and was President of PKS from August 1997 until
                       December 2000.  Mr. Stinson is also currently a
                       director of ConAgra, Inc., Valmont Industries,
                       Inc., and Level 3 Communications, Inc. Mr.
                       Stinson is also the Chairman of the Executive
                       Committee of PKS.                                   60







                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

Market Information.

     As of December 28, 2002, PKS's $0.01 par value common stock ("Common Stock") was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

Company Repurchase Obligation.

     Pursuant to the terms of PKS' Restated Certificate of Incorporation ("Certificate"), PKS is generally required to repurchase shares of Common Stock at a formula price upon demand. Common Stock can generally be issued only to employees and directors of the Company and can be resold only to PKS at a formula price based on the year-end book value of PKS.

Formula Price.

     The formula price of the Common Stock is based on the book value of PKS. A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company's construction activities (approximately $125 million at December 28, 2002).

Restrictions.

     Ownership of Common Stock is generally restricted to active Company employees and directors and conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock. Upon retirement, termination of employment, or death, PKS is generally required to repurchase the Common Stock at the applicable formula price.

Stockholders.

     On March 14, 2003, PKS had the following numbers of stockholders and outstanding shares:

       Class of Stock              Stockholders            Outstanding Shares
       --------------              ------------            ------------------
        Common Stock                  1,465                   28,781,651

Dividends and Prices.

     The chart below sets forth the cash dividends declared or paid on the Common Stock during 2000, 2001 and 2002, and the formula price after each dividend payment.

                                   Dividend
Dividend Declared  Dividend Paid   Per Share  Price Adjusted    Formula Price
-----------------  -------------   ---------  --------------    -------------
October 29, 1999   January 5, 2000  $0.27     December 26, 1999     $20.63
April 28, 2000     May 1, 2000      $0.28     May 1, 2000           $20.35
October 27, 2000   January 5, 2001  $0.30     December 30, 2000     $17.70 1
April 27, 2001     May 1, 2001      $0.35     May 1, 2001           $17.35
October 26, 2001   January 4, 2002  $0.30     December 28, 2002     $21.50
April 26, 2002     May 1, 2002      $0.40     May 1, 2002           $21.10
October 25, 2002   January 6, 2003  $0.35     December 28, 2002     $27.15

     PKS' current dividend policy is to pay a regular dividend on Common Stock based on a percentage of the prior year's ordinary earnings, with any special dividends to be based on extraordinary earnings.

---------------------------
1 On September 30, 2000, PKS effected a spin-off of its materials business to stockholders. As described in Note 15 of the "Notes to Consolidated Financial Statements," PKS has reclassified the results of its materials business as discontinued operations.



Item 6.  Selected Financial Data.

     The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1998 through 2002, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements.

                                                Fiscal Year Ended
(dollars in millions, except
per share amounts)                      2002    2001    2000    1999    1998
-----------------------------------------------------------------------------

Results of Operations:
 Revenue                               $3,699  $3,871  $4,463  $3,586  $3,053
                                       ======  ======  ======  ======  ======

 Earnings from continuing operations   $  193  $  175  $  161  $  137  $  118
 Earnings from discontinued
  operations (1)                            -       -      18      28      18
                                       ------  ------  ------  ------  ------

 Net earnings                          $  193  $  175  $  179  $  165  $  136
                                       ======  ======  ======  ======  ======

Per Common Share:
 Basic:
  Earnings from continuing operations  $ 6.37  $ 5.72  $ 4.97  $ 4.00  $ 3.53
  Earnings from discontinued
   operations (1)                           -       -     .57     .81     .54
                                       ------  ------  ------  ------  ------

  Net earnings                         $ 6.37  $ 5.72  $ 5.54  $ 4.81  $ 4.07
                                       ======  ======  ======  ======  ======

Diluted:
 Earnings from continuing operations   $ 6.08  $ 5.49  $ 4.83  $ 3.91  $ 3.48
 Earnings from discontinued
  operations (1)                            -       -     .55     .80     .54
                                       ------  ------  ------  ------  ------

 Net earnings                          $ 6.08  $ 5.49  $ 5.38  $ 4.71  $ 4.02
                                       ======  ======  ======  ======  ======

Dividends (2)                          $  .75  $  .65  $  .58  $  .52  $  .43
                                       ======  ======  ======  ======  ======
Formula price (3)                      $27.15  $21.50  $17.70  $20.63  $15.90
                                       ======  ======  ======  ======  ======
Book value                             $31.80  $26.44  $21.56  $24.01  $19.35
                                       ======  ======  ======  ======  ======

Financial Position:
 Total assets                          $1,876  $1,594  $1,401  $1,599  $1,379
                                       ======  ======  ======  ======  ======
 Current portion of
  long-term debt                       $    -  $    1  $    1  $    4  $    8
                                       ======  ======  ======  ======  ======
 Long-term debt, net of current portion$   24  $   25  $   12  $   18  $   13
                                       ======  ======  ======  ======  ======

 Redeemable Common Stock (4)           $  995  $  835  $  696  $  837  $  691
                                       ======  ======  ======  ======  ======


(1) On September 30, 2000, PKS effected a spin-off of its materials business to stockholders. As described in Note 15 of the "Notes to Consolidated Financial Statements," PKS has reclassified the results of its materials business as discontinued operations.

(2)  The 2002, 2001, 2000, 1999 and 1998 dividends include $.35, $.30, $.30,
 $.27 and $.225 for dividends declared in those years, respectively, but paid in January of the subsequent year.

(3) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(4) Ownership of Common Stock is generally restricted to active Company employees and directors of PKS and conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock. Upon retirement, termination of employment, or death, PKS is generally required to repurchase the Common Stock at the applicable formula price. The aggregate redemption value of Common Stock at December 28, 2002 and December 29, 2001 was $849 and $679 million, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company primarily operates in the construction industry and currently has one reportable operating segment. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; mining; and telecommunication infrastructure.

     On September 30, 2000, PKS effected a spin-off of its materials business ("Materials Business") to its stockholders. As described in Note 15 of the "Notes to Consolidated Financial Statements", the Company has reclassified the results of operations of its Materials Business as discontinued operations. The following discussion is on a continuing operations basis.

                     Results of Operations 2002 vs. 2001

     Revenue.

     Revenue for the twelve months ended December 28, 2002 consisted of $2,495 million from sole contracts, $1,161 million from joint ventures and $43 million from other sources. Total revenues decreased $172 million or 4% from the same period in 2001. The decrease was primarily attributed to a $702 million reduction in revenue earned on a significant fiber optic project for the twelve months ended December 28, 2002 from the same period in 2001. This project was substantially complete at the end of 2001. Offsetting the decrease were increases in other sole contract projects of $15 million, joint venture projects of $514 million and other sources of $1 million. The joint venture increase is primarily attributable to a $417 million increase in revenue on four significant transportation projects. Also offsetting the decrease was an increase in claim settlements of $67 million on various sole contract and joint venture projects.

     Contract backlog was $4.2 billion at December 28, 2002 and December 29, 2001. Backlog included $2.2 billion for sole contracts and $2.0 billion for the Company's share of joint ventures at December 28, 2002. Foreign operations, located primarily in Canada, represent 5.6% of backlog at December 28, 2002. Domestic projects are spread geographically throughout the U.S. The Company's share of a highway contract in Colorado and bridge contracts in California and Washington make up 41% of total backlog at December 28, 2002.

     Margin.

     Margins for the twelve months ended December 28, 2002 consisted of $253 million from sole contracts, $246 million from joint ventures and $15 million from other sources. Total margin increased $87 million or 20% from the same period in 2001. Excluding the significant fiber optic project for 2002 and 2001, construction margin (including both sole contracts and the Company's share of joint ventures), as a percentage of revenue, increased to 13.6% compared to 9.5%. Margins increased due to several factors. Claim settlements on various sole contract and joint venture projects increased by $67 million for the twelve months ended December 28, 2002 when compared to the same period in 2001. During 2002, the Company received an early completion bonus of $28 million on a significant power plant project. The Company also experienced a $45 million reduction in job losses for the twelve months ended December 28, 2002 when compared to the same period in 2001. The decrease in job losses was attributed to the Company's emphasis on continuous improvements in cost containment efforts. Also contributing to increased margin was an increase in significant high risk projects with increased bonding requirements. These projects generally provide higher margins due to the increased risk and limited number of bidders willing or able to take such risks. The increase in margin was partially offset by a $114 million decrease in margins on a significant fiber optic project for the twelve months ended December 28, 2002 as compared to the same period in 2001. This project was substantially complete at the end of 2001.


     General and Administrative Expenses.

     General and administrative expenses for the twelve months ended December 28, 2002 increased $15 million to $199 million compared to the same period in 2001. As a percentage of revenue, general and administrative expenses for the twelve months ended December 28, 2002 increased to 5.4% compared to
 4.8% for the same period in 2001   This increase was primarily attributed to
 Home Office costs of $8 million related to a potential corporate conversion to a limited partnership and a $4 million increase in compensation.
 Overall, operating office general and administrative expenses remained relatively stable for the twelve months ended December 28, 2002 compared to the same period in 2001. Increases for operating offices in the states of Washington and Texas were partially offset by a reduction in expenses as a result of consolidating operations located on the East Coast.

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets decreased to $11 million during the twelve months ended December 28, 2002 from $20 million the same period in 2001. The decrease was primarily attributable to a $5 million loss incurred on the sale of a specialized piece of equipment with no ready resale market.

     Investment Income and Equity Earnings, net.

     Investment income and equity earnings decreased $20 million for the twelve months ended December 28, 2002 from the same period in 2001. During the twelve months ended December 28, 2002, interest income, primarily from money market funds, bond funds and other highly liquid instruments, decreased $9 million compared to the same period in 2001. The decrease was primarily attributable to a decline in interest rates earned on money market funds from approximately 4.2% for the twelve months ended December 29, 2001 to approximately 1.7% for the same period in 2002. Another factor contributing to the decrease in interest income was a decline in funds carried in interest bearing money market accounts. These funds were transferred, during the third quarter of 2001, to investments that primarily recognize changes in market value as a separate component of accumulated other comprehensive income.

     During the twelve months ended December 28, 2002, the Company also sold shares in a stock mutual fund at a $7 million loss and recognized a $4 million unrealized holding loss on its investment in stock warrants acquired in December 2001.

     Other, net.

     Other income is comprised primarily of mine management fee income. Fees for these services for the twelve months ended December 28, 2002 and December 29, 2001 were $7 million and $5 million, respectively. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for income taxes.

     The effective income tax rates for the twelve months ended December 28, 2002 and December 29, 2001 were 41.7% and 38.3%, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes, currently non-deductible costs associated with a potential corporate conversion to a limited partnership and settled prior year tax adjustments. The effective state tax rate significantly increased in 2002 from 2001 because of an increase in the concentration of contracts in jurisdictions with higher tax rates.


                     Results of Operations 2001 vs. 2000

     Revenue.

     Revenue for the twelve months ended December 29, 2001 consisted of $3,182 million from sole contracts, $647 million from joint ventures and $42 million from other sources. Total revenues decreased $592 million or 13% from 2000. The decrease was attributed to a $992 million reduction in revenue earned on a significant fiber optic project for the twelve months ended December 29, 2001 from the same period in 2000. This project was substantially complete at the end of 2001. Partially offsetting the decrease were increases in other sole contract projects of $327 million and joint venture projects of $43 million. These increases are primarily attributed to projects awarded to the Company during the year 2000.

     Contract backlog at December 29, 2001 increased to $4.2 billion from $3.3 billion at December 30, 2000. Backlog included $2.3 billion for sole contracts and $1.9 billion for the Company's share of joint ventures at December 29, 2001. Foreign operations, located primarily in Canada, represent 3.2% of backlog. Domestic projects are spread geographically throughout the U.S. The Company's share of a large highway contract in Colorado makes up 21% of total backlog.

     Margin.

     Margins for the twelve months ended December 29, 2001 consisted of $388 million from sole contracts, $25 million from joint ventures and $14 million from other sources. Total margin increased $102 million or 31% from 2000. Margins, as a percentage of revenue, for the twelve months ended December 29, 2001 increased to 11.0% compared to 7.3% in 2000. The increased margin is primarily attributable to a $99 million final settlement recognized on a significant fiber optic project during December 2001, and an increase in joint venture margins of $48 million for the twelve months ended December 29, 2001. The joint venture increase is primarily attributed to projects awarded to the Company during the year 2000 and lower than anticipated close out costs on several completed or near completed projects. Margins on sole contracts, as a percentage of revenue excluding the significant fiber optic project, were 12% for the twelve months ended December 29, 2001 remaining relatively constant when compared to an 11% margin in 2000.

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

     Investment Income and Equity Earnings.

     Investment income and equity earnings increased $3 million for the twelve months ended December 29, 2001 from the same period in 2000. During the twelve months ended December 29, 2001, interest income, primarily from money market funds, bond funds and other highly liquid instruments, decreased $3 million compared to the same period in 2000. A contributing factor was the change in the Company's portfolio mix from primarily interest-bearing money market funds during the third quarter 2001 to a diversified portfolio that includes bond and stock mutual funds that primarily recognize changes in market value as a separate component of accumulated other comprehensive income.

     During the twelve months ended December 29, 2001, the Company also experienced a $1 million decrease in equity method investment earnings.

     A $3 million investment carried at cost was written off during the twelve months ended December 29, 2001 due to an other-than-temporary decline in market value.

     During 2000, the Company determined that the decline in market value of an investment security was other-than-temporary, therefore, this investment was written down to the current market value and a loss of $9 million was recognized in the Statement of Earnings. Prior to the write-down, this investment had been carried at market value and the write-down had been recorded as an unrealized loss as a separate component of other
 comprehensive income.   This investment was subsequently sold during 2001 at
 a gain of $1 million.

     Other, net.

     Other income is comprised primarily of mine management fee income. During 2001 and 2000, the Company managed two and three active coal mines, respectively. Fees for these services for the twelve months ended December 29, 2001 were $5 million as compared to $29 million in 2000. The decrease is primarily due to the combination of: the expiration of a significant long-term contract in late 2000; and the September 26, 2000 acquisition of Walnut Creek Mining Company, a mine previously managed. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement. The mines managed earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for income taxes.

     The effective income tax rates for the twelve months ended December 29, 2001 and December 30, 2000 were 38.3% and 37.5%, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes.

         Financial Condition - December 28, 2002 vs. December 29, 2001

     Cash and cash equivalents increased $59 million to $275 million at December 28, 2002 from $216 million at December 29, 2001. The increase reflects net cash provided by operations of $214 million; offset by net cash used in investing activities of $119 million and $36 million used in financing activities.

     Net cash provided by operating activities for the twelve months ended December 28, 2002 increased by $21 million to $214 million as compared to the same period in 2001. This increase was primarily due to higher earnings (after excluding gains on sale of property, plant and equipment and other investments, net) and decreased working capital requirements for construction contracts. This was partially offset by an increase in undistributed earnings from construction joint ventures. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the twelve months ended December 28, 2002 decreased by $125 million to $119 million as compared to the same period in 2001. This decrease was due primarily to a decrease in cash used for purchases of securities for sale and for other investments of $61 million, an increase in proceeds from sales of securities of $27 million, a decrease in acquisitions of $21 million and a decrease in capital expenditures of $14 million.

     Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

     Net cash used in financing activities for the twelve months ended December 28, 2002 increased by $3 million to $36 million as compared to the same time period in 2001. This increase was primarily due to a reduction in issuance of common stock of $8 million, a $5 million decrease in long-term debt borrowings and an increase in dividends paid of $2 million. This increase was offset by a $5 million reduction in payments of long-term debt and a decrease in repurchases of common stock of $7 million.

     Liquidity.

     During 2002, 2001 and 2000, the Company expended $141 million, $176 million and $262 million, respectively, on capital expenditures and acquisitions, net of cash. The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts. Cash generated by joint ventures, while readily available, historically is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of December 28, 2002, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is less than $1 million. PKS paid dividends during the twelve months ended December 28, 2002 and December 29, 2001 of $22 million and $19 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. PKS also has the commitment to repurchase its Common Stock at any time during the year from shareholders.

     At the July 25, 2002 meeting of PKS' Board, the Directors gave preliminary approval to pursue a corporate reorganization plan which would change the legal ownership structure of PKS from a corporation to a limited partnership. PKS is continuing to study the feasibility of the proposed reorganization. If effected, the plan is anticipated to have minimal impact to the Company's business operations and no impact to the Company's ability to fund its operations.

     The spin-off of the Materials Business did not have an adverse impact on its liquidity or material commitments. The Company's current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities. The Company does not presently have any committed bank credit facilities.
 In the past, the Company has been able to borrow on terms satisfactory to it. The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

     Critical Accounting Policies.

     Revenue Recognition - Construction Contracts:

     The Company, through its subsidiaries, operates as a general contractor throughout North America and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. However, in the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

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

     Investments:

     The Company evaluates its investments for other than temporary declines in value. Several factors are analyzed in evaluating investments including an analysis of the relevant company, its industry, valuation levels and subsequent developments. Unrealized losses that are determined to be other than temporary are recognized in earnings.

     Included in accounts receivable retainage are securities that relate to stock warrants which are carried at fair value. Such fair value is estimated based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

     Construction Joint Ventures:

     As described under Note 4 to the Company's Consolidated Financial Statements, the Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The Company selects its joint venture partners based on its analysis of the prospective venturer's construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria. The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the contract are limited to the Company's stated percentage interest in the project. The venture's contract with the project owner typically requires joint and several liability, however the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. Investments in construction joint ventures are accounted for under the equity method in the consolidated balance sheet. The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force ("EITF") Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures."

     Property, Plant and Equipment:

     Property, plant and equipment are recorded at cost. Depreciation for the majority of the Company's property, plant and equipment is calculated using accelerated methods. The estimated useful lives of the Company's property, plant and equipment are as follows:

                Land improvements                     10 - 15 years
                Buildings                              5 - 39 years
                Equipment                              3 - 20 years

     A change in depreciation methods or estimated useful lives could have a significant impact to earnings.

     Accrued Insurance Costs:

     The Company is self-insured for certain general, auto and worker's compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported. The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money. It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-
term.

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

     In addition, the Company is a limited partner in an investment limited partnership. The investment objective of the investment partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The investment partnership may use a variety of investment strategies with the principal one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merging with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. The investment partnership invests in a diversified portfolio of these types of transactions to minimize risk of loss.

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


Item 8.  Financial Statements and Supplementary Data.



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

 We have audited the accompanying consolidated balance sheets of Peter Kiewit Sons', Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peter Kiewit Sons', Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 As required by Financial Accounting Standards No. 142 and as discussed in
 Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.


KPMG LLP

Omaha, Nebraska
February 28, 2003






                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Peter Kiewit Sons', Inc.

 In our opinion, the accompanying consolidated statements of earnings, of changes in redeemable common stock and comprehensive income, and of cash flows for the year ended December 30, 2000 present fairly, in all material respects, the results of operations and cash flows of Peter Kiewit Sons', Inc. and its subsidiaries for the year ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 15(a)(2) on page 48 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Omaha, Nebraska
March 5, 2001
















                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
              For the three fiscal years ended December 28, 2002


(dollars in millions, except per share data)     2002      2001      2000
-----------------------------------------------------------------------------
Revenue                                          $ 3,699   $ 3,871   $ 4,463
Cost of revenue                                   (3,185)   (3,444)   (4,138)
                                                  ------    ------    ------
                                                     514       427       325

General and administrative expenses                 (199)     (184)     (170)
Gain on sale of operating assets                      11        20        17
                                                  ------    ------    ------

Operating earnings                                   326       263       172

Other income (expense):
 Investment income (loss) and equity earnings         (4)       16        13
 Interest expense                                     (3)       (3)       (4)
 Gain on sale of partnership interest                  -         -        45
 Other, net                                           12        11        33
                                                  ------    ------    ------
                                                       5        24        87
                                                  ------    ------    ------

Earnings before income taxes, minority interest
 and discontinued operations                         331       287       259

Minority interest in net earnings of subsidiaries,
 net of tax                                            -        (2)       (1)

Provision for income taxes                          (138)     (110)      (97)
                                                  ------    ------    ------

Earnings from continuing operations                  193       175       161

Discontinued operations:
 Income from materials operations, net of income tax
  expense of $12 in 2000                               -         -        18
                                                  ------    ------    ------

Net earnings                                     $   193   $   175   $   179
                                                  ======    ======    ======

Earnings per share:

Continuing operations:
 Basic                                           $  6.37   $  5.72   $  4.97
                                                  ======    ======    ======
 Diluted                                         $  6.08   $  5.49   $  4.83
                                                  ======    ======    ======

Discontinued operations:
 Basic                                           $     -   $     -   $   .57
                                                  ======    ======    ======
 Diluted                                         $     -   $     -   $   .55
                                                  ======    ======    ======

Net earnings:
 Basic                                           $  6.37   $  5.72   $  5.54
                                                  ======    ======    ======
 Diluted                                         $  6.08   $  5.49   $  5.38
                                                  ======    ======    ======


See accompanying notes to consolidated financial statements.




                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     December 28, 2002 and December 29, 2001

(dollars in millions)                              2002             2001
-----------------------------------------------------------------------------

Assets

Current assets:
 Cash and cash equivalents                     $      275     $      216
 Investments                                          111            108
 Receivables, less allowance of $13 and $7            554            544
 Unbilled contract revenue                            128            115
 Contract costs in excess of related revenue           59             41
 Investment in construction joint ventures            258            112
 Deferred income taxes                                 45             59
 Other                                                 22             12
                                                ---------      ---------
Total current assets                                1,452          1,207

Property, plant and equipment, at cost:
 Land                                                  14             13
 Land improvements                                     37             12
 Buildings                                            106             64
 Equipment                                            650            642
                                                ---------      ---------
                                                      807            731
 Less accumulated depreciation and amortization      (480)          (446)
                                                ---------      ---------
Net property, plant and equipment                     327            285

Other assets                                           97            102
                                                ---------      ---------
                                               $    1,876     $    1,594
                                                =========      =========
-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.






                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets
                  December 28, 2002 and December 29, 2001

(dollars in millions)                             2002           2001
-----------------------------------------------------------------------------

Liabilities and Redeemable Common Stock

Current liabilities:
 Accounts payable, including retainage of
  $67 and $63                                  $      248     $      242
 Current portion of long-term debt                      -              1
 Accrued costs on construction contracts              195            154
 Billings in excess of related costs and earnings     217            145
 Accrued insurance costs                               66             65
 Accrued payroll                                       37             32
 Other                                                 50             39
                                                ---------      ---------
Total current liabilities                             813            678

Long-term debt, less current portion                   24             25
Deferred income taxes                                  31             30
Other liabilities                                      13             10

Minority interest                                       -             16

Preferred stock, no par value, 250,000 shares authorized,
 no shares outstanding                                  -              -
Redeemable common stock ($849 million and $679 million
 aggregate redemption value):
 Common stock, $.01 par value, 125 million shares authorized
 31,288,355 and 31,588,125 outstanding                  -              -
 Additional paid-in capital                           223            206
 Accumulated other comprehensive loss                  (9)           (11)
 Retained earnings                                    781            640
                                                ---------      ---------
Total redeemable common stock                         995            835
                                                ---------      ---------

                                               $    1,876     $    1,594
                                                =========      =========
-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.









                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the three fiscal years ended December 28, 2002

(dollars in millions)                     2002          2001          2000
-----------------------------------------------------------------------------
Cash flows from operations:
 Net earnings                       $      193    $      175    $      179
 Adjustments to reconcile net earnings to
  net cash provided by operations:
   Depreciation and amortization            89            74            72
   Gain on sale of property, plant and
    equipment and other investments, net    (4)          (20)           (8)
   Gain on sale of partnership interest      -             -           (45)
   Equity in earnings, net of distributions  3             2            (7)
   Change in other noncurrent liabilities    2            (9)            7
   Deferred income taxes                    14            33            (8)
   Change in working capital items:
    Receivables                             (5)          (61)          (15)
    Unbilled contract revenue and contract
     costs in excess of related revenue    (31)            4           (51)
    Investment in construction
     joint ventures                       (153)          (19)           63
    Other current assets                   (10)            -            (1)
    Accounts payable                        33            19             4
    Accrued construction costs and billings
     in excess of revenue on uncompleted
     contracts                              95             3            36
    Accrued payroll                          5            (2)           (2)
    Change in outstanding checks in excess
     of funds on deposit                   (22)           (3)          (20)
    Other liabilities                        1             1            (5)
    Other                                    4            (4)            9
                                     ---------      --------     ---------
Net cash provided by operations            214           193           208

Cash flows from investing activities:
 Proceeds from sales of available-for-
  sale securities                           30             3             -
 Proceeds from maturities of available-
  for-sale securities                        2             3             9
 Purchases of available-for-
  sale securities                          (44)          (85)           (5)
 Purchases of other investments              -           (20)            -
 Proceeds from sale of property,
  plant and equipment                       29            27            24
 Acquisitions, net of cash acquired        (17)          (38)         (172)
 Proceeds from sale of partnership
  Interest                                   -             -            86
 Capital expenditures                     (124)         (138)          (90)
 Additions to notes receivable               -            (2)           (4)
 Payments received on notes receivable       5             6             4
                                     ---------     ---------     ---------
Net cash used in investing
 Activities                         $     (119)   $     (244)   $     (148)
-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.







                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
               For the three fiscal years ended December 28, 2002


(dollars in millions)                     2002          2001          2000
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Long-term debt borrowings         $         -    $        5    $        5
 Payments on long-term debt                 (1)           (6)           (4)
 Issuances of common stock                  29            37            32
 Repurchases of common stock               (43)          (50)          (64)
 Dividends paid                            (21)          (19)          (18)
 Cash distributed in connection with
  Materials spin-off                         -             -           (47)
                                    ----------     ---------     ---------
Net cash used in financing activities      (36)          (33)          (96)

Effect of exchange rates on cash             -            (2)            -
                                    ----------     ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                          59           (86)          (36)

Cash and cash equivalents at beginning
  of year                                  216           302           338
                                    ----------     ---------     ---------

Cash and cash equivalents at
  end of year                      $       275    $      216    $      302
                                    ==========     =========     =========

Supplemental disclosures of cash flow information:
 Taxes paid                        $       123    $       67    $      124
 Interest paid                     $         3    $        3    $        5

Non-cash investing activities:
 Stock warrants received as part
  of a contract settlement         $         -    $       23    $        -
 Land received as revenue on a
  construction contract            $         9    $        -    $        -

Non-cash financing activities:
 Exchange of convertible debentures
  for materials stock (Note 15)    $         -    $        -    $       (7)
 Exchange of convertible debentures
  for common stock                 $         1    $        -    $        -
-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
















                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Consolidated Statements of Changes in Redeemable Common Stock and
                            Comprehensive Income
             For the three fiscal years ended December 28, 2002
                                                  Accumulated
                                                    Other
(dollars in                                        Compre-           Total
millions)                   Redeemable Additional  hensive        Redeemable
                             Common    Paid-In     Income  Retained  Common
                              Stock     Capital    (Loss)  Earnings  Stock
-----------------------------------------------------------------------------
Balance at December 25, 1999       -         175      (10)      672     837
Dividends (a)                      -           -        -       (18)    (18)
Issuance of stock                  -          32        -         -      32
Repurchase of stock                -         (16)       -       (48)    (64)

Exchange of Common Stock
 for Materials Stock               -          (6)       -       (16)    (22)
Materials spin-off                 -           -        -      (251)   (251)

Comprehensive income:
 Net earnings                      -           -        -       179     179
 Other comprehensive income:
 Foreign currency adjustment       -           -        -         -       -
 Change in unrealized holding
  loss, net of tax                 -           -        3         -       3
                                                                     ------

 Total other comprehensive
  Income                                                                  3
                                                                     ------
Total comprehensive income                                              182
                              ------      ------    -----    ------   ------

Balance at December 30, 2000       -         185       (7)      518     696

Materials spin-off
Dividends (a)                      -           -        -       (19)    (19)
Issuance of stock                  -          37        -         -      37
Repurchase of stock                -         (16)       -       (34)    (50)

Comprehensive income:
 Net earnings                      -           -        -       175     175
 Other comprehensive loss:
 Foreign currency adjustment       -           -       (4)        -      (4)
                                                                      -----

  Total other comprehensive
   Loss                                                                  (4)
                                                                      -----

Total comprehensive income                                              171
                                                                      -----

Balance at December 29, 2001  $    -   $     206  $   (11)   $  640  $  835

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.






                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

         Consolidated Statements of Changes in Redeemable Common Stock and
                               Comprehensive Income
               For the three fiscal years ended December 28, 2002
                                                  Accumulated
                                                    Other
(dollars in                                        Compre-           Total
millions)                   Redeemable Additional  hensive        Redeemable
                             Common    Paid-In     Income  Retained  Common
                              Stock     Capital    (Loss)  Earnings  Stock
-----------------------------------------------------------------------------

Dividends (a)                    -           -        -        (22)    (22)
Debenture conversions            -           1        -          -       1
Issuance of stock                -          29        -          -      29
Repurchase of stock              -         (13)       -        (30)    (43)

Comprehensive income:
 Net earnings                    -           -        -        193     193
 Other comprehensive income:
 Foreign currency adjustment     -           -        1          -       1
 Change in unrealized holding
  gain, net of tax               -           -        1          -       1
                                                                    ------

 Total other comprehensive
  Income                                                                 2
                                                                    ------

Total comprehensive income                                             195
                            ------      ------   ------     ------  ------

Balance at December
 28, 2002                  $     -     $   223  $    (9)   $   781 $   995
                            ======      ======   ======     ======  ======
-----------------------------------------------------------------------------


(a) Dividends per share include $.35, $.30, and $.30 for dividends declared in 2002, 2001 and 2000, respectively, but paid in January of the following year.

See accompanying notes to consolidated financial statements.




                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Summary of Significant Accounting Policies and Description of Business:

The Business:

 Peter Kiewit Sons', Inc. ("PKS," which together with its subsidiaries is referred to herein as the "Company") is one of the largest construction contractors in North America. PKS, through its subsidiaries, primarily performs its services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications.

Basis of Presentation:

 The consolidated financial statements include the accounts of the Company in which it has or had control.

Revenue Recognition:

Construction Contracts:
 The Company, through its subsidiaries, operates as a general contractor throughout North America and engages in various types of construction projects for both public and private owners. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects. Most public contracts are subject to termination at the election of the government. However, in the event of termination, the Company is entitled to receive the contract price on completed work and reimbursement of termination-related costs. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.

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











                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1. Summary of Significant Accounting Policies and Description of Business, Continued

Cash and Cash Equivalents:

 Cash equivalents generally consist of highly liquid instruments with original maturities of three months or less when purchased. The securities are stated at cost, which approximates fair value.

 Outstanding checks in excess of funds on deposit in the amount of $56 million and $78 million at December 28, 2002 and December 29, 2001 have been reclassified to accounts payable.

Investments:

Available-for-Sale Securities:
 The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification.
 Fair values are estimated based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss), net of tax. The Company evaluates its investments for other than temporary declines in value. Several factors are analyzed in evaluating investments including an analysis of the relevant company, its industry, valuation levels and subsequent developments. Unrealized losses that are determined to be other than temporary are recognized in earnings.

Other:
 The Company accounts for investments in a limited investment partnership under the equity method of accounting.

Construction Joint Ventures:

 As described under Note 4 to the Company's Consolidated Financial Statements, the Company participates in various construction joint venture partnerships. Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project. The Company selects its joint venture partners based on its analysis of the prospective venturer's construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria. The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the contract are limited to the Company's stated percentage interest in the project. The venture's contract with the project owner typically requires joint and several liability, however the Company's agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project. Investments in construction joint ventures are accounted for under the equity method in the consolidated balance sheet. The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force ("EITF") Issue No. 00-1 "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures."

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


1. Summary of Significant Accounting Policies and Description of Business, Continued

Property, plant and equipment:

 Property, plant and equipment are recorded at cost. Depreciation for the majority of the Company's property, plant and equipment is calculated using accelerated methods. The estimated useful lives of the Company's property, plant and equipment are as follows:

           Land improvements                     10 - 15 years
           Buildings                              5 - 39 years
           Equipment                              3 - 20 years

Goodwill and Intangible Assets:

 Intangible assets, which include coal contracts, are amortized on a units of production basis over the expected period of benefit, which does not exceed 25 years. The Company periodically tests intangible assets for impairment at least annually by comparing the estimated fair value of the asset with its carrying value. The Company would recognize an impairment loss if the carrying value exceeded the estimated fair value of the asset.

 Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired business. Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized to expense, but is instead subjected to a periodic impairment test at least annually. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize the impairment loss.

 Prior to December 30, 2001, goodwill was amortized to expense on a straight-line basis over a period not to exceed 20 years. The carrying value of goodwill was reviewed for possible impairment whenever events or changes in circumstances indicated that an impairment might exist.

 No goodwill impairment losses have been recognized in any of the periods presented herein.

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

Accrued Insurance Costs:

 The Company is self-insured for certain general, auto and worker's compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported. The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money. It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term.

Redeemable Common Stock:

 The Company accounts for its redeemable common stock under EITF Issue No. 87-23 "Book Value Stock Purchase Plans".








                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.  Summary of Significant Accounting Policies and Description of Business,
 Continued:

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

                                                 2002        2001        2000
                                                 ----        ----        ----

Earnings from continuing operations
(in millions)                                 $   193     $   175     $   161

Earnings from discontinued operations               -           -          18
                                               ------      ------      ------

Net earnings available to common stockholders     193         175         179

Add:  Interest expense, net of tax effect,
 associated with convertible debentures             1           1           *
                                               ------      ------      ------

Net earnings for diluted shares               $   194     $   176     $   179
                                               ======      ======      ======

Total number of weighted average shares
 outstanding used to compute basic
 earnings per share (in thousands)             30,348      30,588      32,284

Additional dilutive shares assuming
 conversion of convertible debentures           1,565       1,408       1,041
                                               ------      ------      ------

Total number of shares used to compute
 diluted earnings per share                    31,913      31,996      33,325
                                               ======      ======      ======

Continuing operations:
 Basic earnings per share                     $  6.37     $  5.72     $  4.97
                                               ======      ======      ======
 Diluted earnings per share                   $  6.08     $  5.49     $  4.83
                                               ======      ======      ======

Discontinued operations:
 Basic earnings per share                     $     -     $     -     $   .57
                                               ======      ======      ======
 Diluted earnings per share                   $     -     $     -     $   .55
                                               ======      ======      ======

Net earnings:
 Basic earnings per share                     $  6.37     $  5.72     $  5.54
                                               ======      ======      ======
 Diluted earnings per share                   $  6.08     $  5.49     $  5.38
                                               ======      ======      ======


* Interest expense attributable to convertible debentures was less than $.5 million.








                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.  Summary of Significant Accounting Policies and Description of Business,
 Continued:

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

Recent Pronouncements:

 In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. Under SFAS 143:
 (1) retirement obligations, measured at fair value, will be recognized when they are incurred and displayed as liabilities, and (2) the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS 143 will not have a material effect on its consolidated financial position or results of operations.

 In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 (APB 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS 144 in 2001. Adoption of SFAS 144 has not had a material impact on the Company's financial statements.

 In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that adoption of SFAS 145 will result in any material changes to its financial position or results of operations.








                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.  Summary of Significant Accounting Policies and Description of Business,
 Continued:

 In July 2002, the FASB issued SFAS No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS 146 will result in any material changes to its financial position or results of operations.

 In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate the adoption of FIN 45 to have a material effect on its consolidated financial position or results of operations.

 In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest. FIN 46 requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary. FIN 46 applies immediately to variable interest entities created or in which interest is obtained after January 31, 2003. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an interest was acquired before February 1, 2003. The Company is currently assessing the impact of the adoption of FIN 46. The Company does not anticipate the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations. The preliminary assessment is that the Company's investment in construction joint ventures does not qualify as a variable interest entity.

Fiscal Year:

 The Company has a 52-53 week fiscal year which ends on the last Saturday in December. The years 2002 and 2001 were 52-week years and 2000 was a 53-week year.

Reclassifications:

 When appropriate, immaterial items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.








                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  Acquisitions:

 On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc. a materials operation operating in the Northern California area, for $31 million. On August 4, 2000, the Company acquired substantially all of the assets of Fort Calhoun Stone Company, a limestone quarry located in Washington County, Nebraska, for $42 million. During 2000, the Company also acquired the assets of various materials operations for $7 million. Notes payable of $2 million were issued in connection with the purchases. These operations were included with the spin-off of the Company's Materials Business (Note 15).

 On September 26, 2000, the Company acquired 100% of Walnut Creek Mining Company ("Walnut Creek"), a lignite mining business located in Robertson County, Texas for $94 million. The fair value of the identifiable assets acquired and liabilities assumed was $110 million and $16 million, respectively. Identifiable intangible assets related to this purchase will be amortized over their useful life of 15 years. No goodwill related to this transaction was recorded.

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

                                                          As of
(dollars in millions)                                 July 31, 2001
------------------------------------------------------------------------

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
                                                        =========












                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  Acquisitions (Continued):

 On June 28, 2002, the Company acquired the remaining 20% minority interest in ME Holding Inc. ("ME"), an electrical subcontractor located in Boston, Massachusetts. The payment for such minority interest was $17 million.

 The following table summarizes the estimated fair value of the ME assets acquired and liabilities assumed at the date of acquisition.

                                                          As of
(dollars in millions)                                 June 28, 2002
-------------------------------------------------------------------------

Current assets                                        $     29
Property and equipment                                       1
Non-tax deductible goodwill                                  1
                                                       -------
  Total assets acquired                                     31
                                                       -------

  Total liabilities assumed                                 14
                                                       -------

  Net assets acquired                                 $     17
                                                       =======

 The following unaudited, pro-forma financial information assumes the GCC and ME acquisitions occurred at the beginning of 2001. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2001, or the results which may occur in the future.

(dollars in millions, except per share data)       2002         2001
-------------------------------------------------------------------------

Revenue                                        $    3,699   $    3,940
                                                ==========   ==========

Net earnings                                   $      193   $      177
                                                ==========   ==========

Net earnings per share:
 Basic                                         $     6.37   $     5.76
                                                ==========   ==========

 Diluted                                       $     6.08   $     5.52
                                                ==========   ==========

3.  Disclosures about Fair Value of Financial Instruments:

 The following methods and assumptions were used to determine classification and fair values of financial instruments:

Investments:

 Investments consist of the following at December 28, 2002 and December 28, 2001:

(dollars in millions)                                 2002      2001
-------------------------------------------------------------------------

Available-for-sale securities                     $       93  $        87
Investment in limited investment partnership              18           21
                                                   ---------   ----------

                                                  $      111  $       108
                                                   =========   ==========








                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.  Disclosures about Fair Value of Financial Instruments, Continued:

 The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of available-for-sale securities at
 December 28, 2002 and December 29, 2001:
                                        Unrealized    Unrealized
                           Amortized     Holding       Holding      Fair
(dollars in millions)         Cost        Gains        Losses       Value
-----------------------------------------------------------------------------
2002
----
 U.S. debt securities     $      2     $      -     $      -     $      2
 Mutual funds                   90            2           (1)          91
                           -------      -------      -------      -------

  Total                   $     92     $      2     $     (1)    $     93
                           =======      =======      =======      =======

2001
----
 U.S. debt securities     $      2     $      -     $      -     $      2
 Mutual funds                   85            -            -           85
                           -------      -------      -------      -------

  Total                   $     87     $      -     $      -     $     87
                           =======      =======      =======      =======


 For debt securities, amortized costs do not vary significantly from principal amounts. During 2002, realized losses on sales of available-for-sale securities were $7 million. During 2001, realized gains on sales of available-for-sale securities were $1 million. Realized gains and losses on sales of available-for-sale securities were less than $1 million in fiscal 2000.

 The contractual maturities of the debt securities are from one to five years.

 The limited investment partnership invests in publicly traded securities with readily determinable market values. The Company accounts for this investment utilizing the equity method of accounting. The limited investment partnership is not material in relation to the financial position or results of operations of the Company.








                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.  Disclosures about Fair Value of Financial Instruments, Continued:

Retainage on Construction Contracts:

 Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete. Retainage on uncompleted projects, the majority of which is expected to be collected within one year, is included in receivables at December 28, 2002 and December 29, 2001.

 In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of a retainage. Substituting securities in lieu of retainage is a technique employed by construction companies to earn interest on retained balances. Included in retainage are escrowed securities which are not yet due, carried at fair value, which is determined based on quoted market prices for the securities on hand or for similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income (loss), net of tax.

 Included in escrowed securities are stock warrants that are carried at fair value. Such fair value is based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

 The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at December 28, 2002 and December 29, 2001:

(dollars in millions)                         2002          2001
-----------------------------------------------------------------

Escrowed securities:
 Stock warrants                          $      19      $      23
 Other securities                               39             36
                                          --------       --------
                                                58             59

Other retainage held by owners                  94             96
                                          --------       --------

                                         $     152      $     155
                                          ========       ========

 Also included in accounts receivable at December 28, 2002 and December 29, 2001 are $1 million and $1 million, respectively, of securities held by the owners which are now due as the contracts are completed.

Long-term Debt:

 The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.








                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.  Investment in Construction Joint Ventures:

 The Company has entered into a number of construction joint venture arrangements. Under these arrangements, if one venturer is financially unable to bear its share of the costs, the other venturers will be required to pay those costs. The Company regularly evaluates the financial stability of its business partners. Two partners defaulted on their joint venture obligations, causing the Company to incur losses of $4 million, $6 million and $8 million during 2002, 2001 and 2000, respectively.

Summary joint venture financial information follows:

Financial Position (dollars in millions)              2002           2001
-----------------------------------------------------------------------------

Total Joint Ventures

 Current assets                                    $   969        $   722
 Other assets (primarily construction equipment)        52            101
                                                    ------         ------
                                                     1,021            823

 Current liabilities                                  (670)          (630)
                                                    ------         ------

  Net assets                                       $   351        $   193
                                                    ======         ======

Company's Share

 Equity in net assets                              $   218        $   116
 Payable (to) from joint ventures                       40             (4)
                                                    ------         ------

  Investment in construction joint ventures        $   258        $   112
  -----------------------------------------         ======         ======


Operations (dollars in millions)             2002         2001        2000
-----------------------------------------------------------------------------


Total Joint Ventures

 Revenue                                 $  1,835     $  1,168    $  1,129
 Costs                                      1,454        1,135       1,155
                                          -------      -------     -------
  Operating income (loss)                $    381     $     33    $    (26)
                                          =======      =======     =======

Company's Share

 Revenue                                 $  1,161     $    647    $    604
 Costs                                        915          622         622
                                          -------      -------     -------
  Operating income (loss)                $    246     $     25    $    (18)
                                          =======      =======     =======


 Depreciation is computed by the joint ventures using straight-line and declining balance methods over the estimated useful lives of the assets which range from 3 to 7 years.








                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.  Other Assets:

 Other assets consist of the following at December 28, 2002 and December 29, 2001:

(dollars in millions)                           2002         2001
-------------------------------------------------------------------------

Notes receivable                             $    10      $    13
Equity method investment in concrete
  products business                                7            7
Goodwill (Note 6)                                 27           25
Other intangibles, net of accumulated
  amortization of $9 and $5                       53           57
                                              ------       ------

                                             $    97      $   102
                                              ======       ======

 The notes receivable are primarily non-interest bearing employee notes.

 The equity method investment in concrete products business is a 33% interest that is not publicly traded and does not have a readily determinable market value. The equity method investment is not material in relation to the financial position or results of operations of the Company.







                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.  Goodwill and Intangible Assets:

 Amortizable intangibles consist of the following at December 28, 2002 and December 29, 2001:

                           December 28, 2002            December 29, 2001
                     ---------------------------- ---------------------------
                     Gross Carrying Accumulated Gross Carrying Accumulated (dollars in millions) Amount Amortization Amount Amortization
-----------------------------------------------------------------------------

Coal Contracts            $59            $ (9)         $59           $ (5)
Other                       3               -            3              -
                           --             ---           --            ---
                          $62            $ (9)         $62           $ (5)
                           ==             ===           ==            ===

 Amortization expense recognized on intangibles was $4 million, $4 million and $1 million for 2002, 2001 and 2000, respectively.

 Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2003-2007.

 Following are the carrying amounts of goodwill for the three years ended December 28, 2002:

(dollars in millions)

Balance as of December 30, 2000                                    $    8
Goodwill acquired                                                      18
Amortization expense                                                   (1)
                                                                    -----

Balance as of December 29, 2001                                    $   25
Goodwill acquired                                                       2
                                                                    -----

Balance as of December 28, 2002                                    $   27
                                                                    =====

 Following are net earnings and earnings per share as adjusted for the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets.":

dollars in millions, except per share data       2002       2001       2000
-----------------------------------------------------------------------------

Reported net earnings                         $   193    $   175    $   179
Add back:  Goodwill amortization, net of tax        -          1          1
                                               ------     ------     ------

Adjusted net earnings                         $   193    $   176    $   180
                                               ======     ======     ======

Basic earnings per share:
 Reported net earnings                        $  6.37    $  5.72    $  5.54
 Goodwill amortization, net of tax                  -        .03        .05
                                               ------     ------     ------

 Adjusted basic earnings per share            $  6.37    $  5.75    $  5.59
                                               ======     ======     ======

Diluted earnings per share:
 Reported net earnings                        $  6.08    $  5.49    $  5.38
 Goodwill amortization, net of tax                  -        .02        .05
                                               ------     ------     ------

 Adjusted diluted earnings per share          $  6.08    $  5.51    $  5.43
                                               ======     ======     ======










                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.  Long-Term Debt:

 At December 28, 2002 and December 29, 2001, long-term debt consisted of the following:

(dollars in millions)                                  2002          2001
----------------------------------------------------------------------------

6.28% - 8.25% convertible debentures, due 2008-2011   $   15        $   16
Stockholder notes and other                                9            10
                                                       -----         -----
                                                          24            26
Less current portion                                       -             1
                                                       -----         -----
                                                      $   24        $   25
                                                       =====         =====


 The convertible debentures are convertible during October of the fifth year preceding their maturity date. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. At December 28, 2002, 1,288,449 shares of stock were reserved for future conversions.

 Scheduled maturities of long-term debt are as follows (in millions): 2003 - $0; 2004 - $9; 2005 - $0, 2006 - $0; 2007 - $0 and 2008 and thereafter -
 $15.

8.  Income Taxes:

 An analysis of the income tax provision (benefit) relating to earnings before income taxes, minority interest and discontinued operations for the three years ended December 28, 2002 follows:

(dollars in millions)            2002          2001           2000
----------------------------------------------------------------------------
Current:
 U.S. federal                 $   94       $   64          $   85
 Foreign                          15            4              10
 State                            15            9              10
                               -----        -----           -----
                                 124           77             105

Deferred:
 U.S. federal                      9           30              (4)
 Foreign                           4            -              (4)
 State                             1            3               -
                               -----        -----           -----
                                  14           33              (8)
                               -----        -----           -----
                              $  138       $  110          $   97
                               =====        =====           =====

 The United States and foreign components of earnings, for tax reporting purposes, before income taxes, minority interest and discontinued operations follows:

(dollars in millions)            2002         2001            2000
----------------------------------------------------------------------------
United States                 $  293       $  279          $  254
Foreign                           38            8               5
                               -----        -----           -----
                              $  331       $  287          $  259
                               =====        =====           =====








                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.  Income Taxes, Continued:

 Income tax expense (benefit) is recorded in various places in the Company's financial statements as detailed below:

(dollars in millions)                     2002        2001          2000
----------------------------------------------------------------------------
Provision for income taxes             $    138    $    110      $     97
Minority interest in net
 earnings of subsidiaries                     *          (1)            *
Discontinued operations                       -           -            12
Redeemable common stock:
 Related to change in:
  Foreign currency adjustment                 *          (2)            *
  Unrealized holding gains/losses             *           *             1
                                        -------     -------       -------

Total income tax expense               $    138    $    107      $    110
                                        =======     =======       =======


* Income tax expense attributable to these items was less than $.5 million.

 A reconciliation of the actual provision (benefit) for income taxes and the tax computed by applying the U.S. federal rate (35%) to the earnings before income taxes, minority interest and discontinued operations for the three years ended December 28, 2002 follows:

(dollars in millions)                     2002        2001          2000
----------------------------------------------------------------------------
Computed tax at statutory rate         $    116    $    100      $     91
State income taxes                           17           9             6
Other                                         5           1             -
                                        -------     -------       -------
                                       $    138    $    110      $     97
                                        =======     =======       =======


 Possible taxes, beyond those provided, on remittances of undistributed earnings of foreign subsidiaries, are not expected to be significant.








                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.  Income Taxes, Continued:

 The components of the net deferred tax assets for the years ended December 28, 2002 and December 29, 2001 were as follows:

                                            2002                 2001
                                   --------------------- --------------------
(dollars in millions)                Current Noncurrent   Current Noncurrent
-----------------------------------------------------------------------------

Deferred tax assets:
 Construction accounting               $  14  $   4         $   4  $   4
 Joint venture investments                 9      2            35      -
 Insurance claims                         27      1            26      1
 Other                                     7      1             4      -
 Valuation allowance                      (2)     -             -      -
                                        ----   ----          ----   ----
Total deferred tax assets                 55      8            69      5

Deferred tax liabilities:
 Asset bases/accumulated depreciation      -    (18)            -    (17)
 Other                                   (10)   (21)          (10)   (18)
                                        ----   ----          ----   ----
Total deferred tax liabilities           (10)   (39)          (10)   (35)
                                        ----   ----          ----   ----

Net deferred tax assets                $  45  $ (31)        $  59  $ (30)
                                        ====   ====          ====   ====


 Because of its historical earnings, its current backlog and various other factors, the Company believes that it is more likely than not that its deferred tax assets will be realized, therefore, no valuation allowance has been established for U.S. income tax purposes. The valuation allowance reflected above relates to the Company's Canadian operations. Based on the Company's review of their Canadian operations, certain deferred tax assets related to Canadian net operating losses may not be realized.

9.  Employee Benefit Plans:

 The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans. Total contributions related to these multi-employer union pension plans were $46 million in 2002, $42 million in 2001 and $42 million in 2000. These contributions are included in the cost of revenue. Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

 Approximately 20% of the employees of the Company are covered under the Company's profit sharing plan. The expense related to the profit sharing plan was $4 million in 2002, $2 million in 2001 and $8 million in 2000.

 The Company sponsors a 401(k) plan covering all domestic employees. Employees may contribute up to 30% of their pay and the Company generally does not provide matching contributions. Certain labor agreements require the Company to match employee contributions; however, such contributions were less than $1 million for each of the twelve months ended December 28, 2002, December 29, 2001 and December 30, 2000.








                     PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10.  Redeemable Common Stock:

 Ownership of Common Stock is generally restricted to active Company employees and directors and conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock. PKS is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, for the three fiscal years ended December 28, 2002, were as follows:

          Balance at December 25, 1999                   34,876,718
          Shares issued in 2000                           1,559,150
          Shares repurchased in 2000                     (4,176,228)
                                                        -----------
          Balance at December 30, 2000                    32,259,640
          Shares issued in 2001                            2,130,210
          Shares repurchased in 2001                      (2,801,725)
                                                        ------------
          Balance at December 29, 2001                    31,588,125
          Shares issued in 2002                            1,670,450
          Shares repurchased in 2002                      (1,970,220)
                                                        ------------
          Balance at December 28, 2002                    31,288,355
                                                         ===========

11.  Segment and Geographic Data:

 The Company primarily operates in the construction industry and currently has one reportable operating segment. The Construction segment performs services for a broad range of public and private customers primarily in North America. Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; mining; and telecommunication infrastructure. As described in Note 15, the Company has reclassified the results of operations of its Materials Business as discontinued operations. The Materials Business was previously disclosed as a separate operating segment. The following segment data have been restated to exclude amounts related to the Materials Business.

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

Segment Data             2002                  2001                  2000
(dollars in
 millions)    Construction  Other   Construction  Other   Construction  Other
-----------   ------------  -----   ------------  -----   ------------  -----

Revenue-external
 customers     $  3,656    $   43    $  3,829    $   42    $  4,451   $   12
                =======     =====     =======     =====     =======    =====

Depreciation and
 amortization  $     80    $    9    $     62    $    9    $     53   $    2
                =======     =====     =======     =====     =======    =====

Operating
 Earnings      $    317    $    9    $    252    $   11    $    174   $   (2)
                =======     =====     =======     =====     =======    =====
-----------------------------------------------------------------------------








                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11.  Segment and Geographic Data (Continued):


Geographic Data (dollars in millions)         2002       2001       2000
---------------------------------------------------------------------------

Revenue, by location of services provided:
 United States                              $  3,428   $  3,649   $  4,269
 Canada                                          269        222        194
 Other                                             2          -          -
                                             -------    -------    -------
                                            $  3,699   $  3,871   $  4,463
                                             =======    =======    =======

Long-lived assets:
 United States                              $    316   $    279   $    184
 Canada                                           11          6          4
                                             -------    -------    -------
                                            $    327   $    285   $    188
                                             =======    =======    =======


 During 2001 and 2000, revenue recognized from Level 3 Communications, Inc. ("Level 3") represented 20.1% and 39.8%, respectively, of the Company's total revenue. Receivables from Level 3 at December 28, 2002 and December 29, 2001 were $11 million and $71 million, respectively. Also included in accounts receivable retainage at December 28, 2002 and December 29, 2001, respectively, were $19 million and $23 million of stock warrants from Level 3 which are carried at estimated fair value.

12.  Management Fees:

 The Company manages coal mines for an unrelated party. Fees for these services were $7 million, $5 million and $29 million for 2002, 2001 and 2000, respectively. The Company's fee is a percentage of adjusted operating earnings of the coal mines, as defined in the mine management agreement.
 The mines managed by the Company earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.








                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.  Other Comprehensive Income (Loss):

 Other comprehensive income (loss) consisted of the following (dollars in millions):

                                                      Tax
                                                    (Expense)
                                    Before Tax       Benefit       After Tax
                                    ----------      ---------      ---------

For the year ended December 28, 2002
------------------------------------
Unrealized holding gain:
 Unrealized holding losses arising
  during the period                $        (6)     $       2     $       (4)
 Less reclassification adjustment
  for losses realized in
  net earnings                               7             (2)             5
                                    ----------       --------      ---------

                                             1              -              1

Foreign currency translation
  adjustments                                1              -              1
                                    ----------       --------      ---------

Other comprehensive income
  December 28, 2002                $         2      $       -     $        2
                                    ==========       ========      =========

For the year ended December 29, 2001
------------------------------------
Foreign currency translation
  adjustments                      $        (6)     $       2     $       (4)
                                    ----------       --------      ---------

Other comprehensive loss
  December 29, 2001                $        (6)     $       2     $       (4)
                                    ==========       ========      =========

For the year ended December 30, 2000
------------------------------------
Unrealized holding loss:
 Unrealized holding losses arising
  during the period                $        (5)     $       2     $       (3)
 Less reclassification adjustment
  for losses realized in
  net earnings                               9             (3)             6
                                    ----------       --------      ---------

Other comprehensive income
 December 30, 2000                 $         4      $      (1)    $        3
                                    ==========       ========      =========
----------------------------------------------------------------------------

 Accumulated other comprehensive income (loss) consisted of the following (dollars in millions):

                               Foreign      Unrealized        Accumulated
                               Currency      Holding            Other
                              Translation   Gain/(Loss)      Comprehensive
                              Adjustments    on Securities    Income (Loss)
                             -------------  ---------------  ---------------

Balance at December 25, 1999   $     (7)      $     (3)        $    (10)

Change during the year                -              3                3
                                -------        -------          -------

Balance at December 30, 2000         (7)             -               (7)

Change during the year               (4)             -               (4)
                                -------        -------          -------

Balance at December 29, 2001        (11)             -              (11)

Change during the year                1              1                2
                                -------        -------          -------

Balance at December 28, 2002   $    (10)      $      1         $     (9)
                                =======        =======          =======








                      PETER KIEWIT SONS', INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


14.  Related Party Transactions:

 Elk Mountain Ventures, Inc. ("EMV"), a corporation controlled by Mr. Walter Scott, Jr., a director of PKS, and the Company are parties to various aircraft operating agreements pursuant to which the Company provides EMV with aircraft maintenance, operations and related services. EMV reimbursed the Company approximately $1 million in expenses incurred with the operation of EMV's aircraft during 2002, 2001 and 2000.

 The Company provided various construction related services to Mr. Scott. Mr. Scott paid the Company approximately $9 million, $13 million, and $5 million in connection with those services during 2002, 2001 and 2000, respectively. During 2001, Mr. Scott purchased 1,514,840 warrants to purchase shares of Common Stock of Level 3 from the Company for $5 million. The Company's acquisition cost of such warrants was $5 million.

 During 2001, Mr. William L. Grewcock, a director of the Company, purchased 1,514,840 warrants to purchase shares of Common Stock of Level 3 from the Company for $5 million. The Company's acquisition cost of such warrants was $5 million.

15.  Other Matters:

Proposed Conversion to Partnership:

 At the July 25, 2002 meeting of PKS' Board, the Directors gave preliminary approval to pursue a corporate reorganization plan which would change the legal ownership structure of PKS from a corporation to a limited partnership. PKS is continuing to study the feasibility of the proposed reorganization. If effected, the plan is anticipated to have minimal impacts on the Company's business operations.

Materials Spin-Off:

 On September 30, 2000, PKS distributed all of the 32,288,840 shares of common stock of its former subsidiary, Kiewit Materials Company ("Materials"), it then held to stockholders of PKS in a Spin-off (the "Materials Spin-off"). In the Materials Spin-off, each stockholder of PKS received one share of Materials common stock ("Materials Stock") for each share of Common Stock they held on the record date for the Materials Spin-off. Prior to the Materials Spin-off, PKS also completed a share exchange offer and debenture exchange offer, pursuant to which holders of Common Stock and PKS' convertible debentures collectively exchanged 1,081,226 shares of Common Stock and $13,095,000 principal amount of PKS' convertible debentures for: (1) 4,055,029 shares of Materials Stock; (2) $670,000 principal amount of Materials convertible debentures; and (3) $5,475,045 principal amount of PKS' new reduced principal convertible debentures. As a result of the Materials Spin-off, PKS and Materials operated as two separate independent companies.

 On September 25, 2002, Materials was acquired by Jem Lear Acquisition Company, Inc., a wholly-owned subsidiary of Rinker Materials Corporation.

 In connection with the Materials Spin-off, Materials and PKS entered into various agreements including a Separation Agreement (the "Materials Separation Agreement") and a Tax Sharing Agreement (the "Materials Tax Sharing Agreement").

 The Materials Separation Agreement provides for the allocation of certain risks and responsibilities between Materials and PKS and for cross-indemnifications that are intended to allocate financial responsibility to PKS for liabilities arising out of the construction business and to allocate to Materials liabilities arising out of the Materials Businesses.








                    PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.  Other Matters (Continued):

 Under the Materials Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Materials Spin-off, Materials and PKS generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the Materials Business and construction
 business, respectively.   The Materials Tax Sharing Agreement also provides
 that Materials and PKS will indemnify the other from certain taxes and expenses that would be assessed if the Materials Spin-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Materials or PKS, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the Materials Spin-off.

 In accordance with APB 30, the 2000 consolidated statement of earnings of the Company has been reclassified to reflect the spin-off of the Company's materials business (the "Materials Business") that occurred on September 30, 2000. Accordingly, the revenues, costs and expenses of the Materials Business have been segregated in the Consolidated Statements of Earnings. The net operating results of the Materials Business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

 Summarized financial information for the discontinued operations follows:

(dollars in millions)                                               2000
-----------------------------------------------------------------------------

Revenues                                                          $    360
                                                                   =======
Income from discontinued operations (after
 applicable income taxes of $13)                                  $     20
Loss on disposal of business* (after applicable
 income tax benefit of $1)                                              (2)
                                                                   -------
Income from discontinued operations                               $     18
                                                                   =======

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









                   PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.  Other Matters (Continued):

Other:

 On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of PKS, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri (the "Court"), in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names PKS, and alleges that PKS is either the alter ego of Bibb or the successor to Bibb's liability. The Complaint alleges damages in excess of $450 million including property damage, costs of replacement of power and lost profits. PKS believes that the factual allegations and legal claims asserted against Bibb and PKS are without merit and intends to vigorously defend them.

 On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. ("Level 3"), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O'Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the "Level 3 Directors") and PKS. The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty. The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors. PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

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

 The Company leases mineral properties, buildings and equipment under noncancelable operating lease agreements. Future minimum lease commitments are as follows (dollars in millions):

          2003                                       $        7
          2004                                                6
          2005                                                5
          2006                                                4
          2007                                                3
          Thereafter                                          7
                                                      ---------

                                                     $       32
                                                      =========

 It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as standby letters of credit. Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. At December 28, 2002, the Company had outstanding letters of credit of approximately $219 million.








                  PETER KIEWIT SONS', INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


16.  Quarterly Information (Unaudited):

(dollars in millions,       March         June        September     December
except per share data)  2002   2001   2002   2001   2002   2001   2002   2001
-----------------------------------------------------------------------------

Revenue              $ 809  $ 972  $ 878  $ 968  $1,132  $1,004  $ 880  $ 927
                      ====   ====   ====   ====   =====   =====   ====   ====

Gross profit         $  61  $  46  $ 114  $  75  $  173  $   84  $ 166  $ 222
                      ====   ====   ====   ====   =====   =====   ====   ====

Net earnings         $  10  $   5  $  40  $  27  $   79  $   26  $  64  $ 117
                      ====   ====   ====   ====   =====   =====   ====   ====

Earnings per common share:
 Basic               $ .32  $ .17  $1.37  $ .91  $ 2.59  $  .84  $2.05  $3.69
                      ====   ====   ====   ====   =====   =====   ====   ====
 Diluted             $ .31  $ .16  $1.30  $ .88  $ 2.46  $  .81  $1.97  $3.52
                      ====   ====   ====   ====   =====   =====   ====   ====

Dividends paid per share
                     $ .30  $ .30  $ .40  $ .35  $    -  $    -  $   -  $   -
                      ====   ====   ====   ====   =====   =====   ====   ====

 During the normal course of business, the Company settles claims and recognizes income in the period in which such claims are settled. During December 2001, the Company settled a claim which significantly impacted fourth quarter earnings.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

 On October 10, 2001, PKS dismissed PricewaterhouseCoopers LLP as its principal independent accountant for the fiscal year ended December 29, 2001 and engaged KPMG LLP.

 The reports of PricewaterhouseCoopers LLP for the fiscal year ended December 30, 2000 did not contain any adverse opinion or disclaimer of opinion that were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the fiscal year ended December 30, 2000 and the interim period from December 31, 2000 through October 10, 2001, there were no disagreements between PKS and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on such financial statements of PKS for such years. No event as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within PKS' fiscal year ended December 30, 2000 or the period from December 31, 2000 through October 10, 2001.

 The decision to change principal independent accountants was approved by PKS' audit committee and board of directors.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions.

 The information required by Part III is incorporated by reference to PKS' definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission. However, certain information is set forth in Item 4A "Executive Officers of the Registrant" above.

Item 14.  Controls and Procedures

Under the supervision and with the participation of PKS' management, including PKS' Chief Executive Officer and Chief Financial Officer, PKS has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in PKS' internal controls or in other factors that would significantly affect these controls subsequent to the date of their evaluation.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)     The following documents are filed as part of this report:

     1. Consolidated Financial Statements as of December 28, 2002 and December 29, 2001 and for the three years ended December 28, 2002:

          Independent Auditors' Report dated February 28, 2003 of KPMG LLP Report of Independent Accountants dated March 5, 2001 of
           PricewaterhouseCoopers LLP
          Consolidated Statements of Earnings
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Consolidated Statements of Changes in Redeemable Common Stock and
           Comprehensive Income
          Notes to Consolidated Financial Statements

     2.     Financial Statement Schedules for the three years ended December
 28, 2002:

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

     3. Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit
Number            Description
-------           -----------

3.1 Restated Certificate of Incorporation, effective June 19, 1999 (Exhibit 3.1 to PKS' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2 Amended and Restated By-laws, effective June 19, 1999 (Exhibit 3.2 to 'PKS' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1               Form of Stock Repurchase Agreement for Employee
                  Stockholders (Exhibit 1 to PKS' Registration Statement on Form 8-A filed March 24, 1998).

4.2 Indenture dated as of July 1, 1986, as amended pursuant to a First Supplemental Indenture dated as of March 31, 1998 (Exhibit 4.3 to PKS' Registration Statement on Form S-8 filed October 5, 1998).

4.3 Form of Debenture (Exhibit 4.4 to PKS' Registration Statement on Form S-8 filed October 5, 1998).

4.4 Form of Repurchase Agreement for Convertible Debentures (Exhibit 4.5 to PKS' Registration Statement on Form S-8 filed October 5, 1998).

16 Letter re: change in certifying accountants (Exhibit 16.1 to PKS' Form 8-K filed October 12, 2001)

21                List of Subsidiaries of the Company

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)     Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of 2002.





                                                                 Schedule II


                   Valuation and Qualifying Accounts and Reserves



                                    Additions
                        Balance    Charged to   Amounts            Balance
                       Beginning    Costs and  Charged to           End of
(dollars in millions)  Of Period    Expenses    Reserves   Other*   Period
-----------------------------------------------------------------------------

Year ended December 28, 2002
----------------------------

Allowance for doubtful
  trade accounts       $    7       $   10      $   (4)    $    -   $   13

Reserves:
 Insurance claims      $   65       $   19      $  (18)    $    -   $   66

Year ended December 29, 2001
----------------------------

Allowance for doubtful
  trade accounts       $    4       $    4      $   (1)    $    -   $    7

Reserves:
 Insurance claims      $   64       $   19      $  (20)    $    2   $   65

Year ended December 30, 2000
----------------------------

Allowance for doubtful
  trade accounts       $    7       $    2      $   (4)    $   (1)  $    4

Reserves:
 Insurance claims      $   84       $    -      $  (11)    $   (9)  $   64

-----------------------------------------------------------------------------

 * On September 30, 2000, as discussed in Note 15, PKS spun-off its Materials Business. On July 31, 2001, as discussed in Note 2, the Company acquired a marine construction business.










                                SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PETER KIEWIT SONS', INC.

                                      By: /s/  Tobin A. Schropp
                                          ---------------------
Date: March 14, 2003                  Tobin A. Schropp, Senior Vice President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                       Title                              Date
     ----                       -----                              ----

/s/ Kenneth E. Stinson     Chairman of the Board and
Kenneth E. Stinson       Chief Executive Officer
                           (Principal Executive Officer)       March 14, 2003

/s/ Michael J. Piechoski   Chief Financial Officer and
Michael J. Piechoski       Vice President
                           (Principal Financial Officer)       March 14, 2003

/s/ Gregory D. Brokke      Controller
Gregory D. Brokke          (Principal Accounting Officer)      March 14, 2003

/s/ Mogens C. Bay          Director                            March 14, 2003
Mogens C. Bay

/s/ Richard W. Colf        Director                            March 14, 2003
Richard W. Colf

/s/ James Q. Crowe         Director                            March 14, 2003
James Q. Crowe

/s/ Richard Geary          Director                            March 14, 2003
Richard Geary

/s/ Bruce E. Grewcock      Director                            March 14, 2003
Bruce E. Grewcock

/s/ William L. Grewcock    Director                            March 14, 2003
William L. Grewcock

/s/ Allan K. Kirkwood      Director                            March 14, 2003
Allan K. Kirkwood

/s/ Michael R. McCarthy    Director                            March 14, 2003
Michael R. McCarthy

/s/ Douglas E. Patterson   Director                            March 14, 2003
Douglas E. Patterson

/s/ Walter Scott, Jr.      Director                            March 14, 2003
Walter Scott, Jr.

/s/ George B. Toll, Jr.    Director                            March 14, 2003
George B. Toll, Jr.







                                  CERTIFICATIONS



I, Kenneth E. Stinson, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Peter Kiewit Sons', Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003




  /s/  Kenneth E. Stinson
-------------------------
Kenneth E. Stinson
Chief Executive Officer








I, Michael J. Piechoski, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Peter Kiewit Sons', Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003




  /s/  Michael J. Piechoski
---------------------------
Michael J. Piechoski
Chief Financial Officer