Form 10-Q
period 2003-03-31
PETER KIEWIT SONS INC /DE/
filed 2003-05-15
CIK 1044430

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                Commission file number
            March 31, 2003                               000-23943

                             PETER KIEWIT SONS', INC.
              (Exact name of registrant as specified in its charter)

             Delaware                                   91-1842817
     (State of Incorporation)           (I.R.S. Employer Identification No.)

  Kiewit Plaza, Omaha Nebraska                              68131
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of May 14, 2003:

         Title of Class                         Shares Outstanding
  Common Stock, $0.01 par value                     28,710,623








                            PETER KIEWIT SONS', INC.

                                      Index

                                                                      Page
---------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.     Financial Statements.

            Consolidated Condensed Statements of Earnings for the
             three months ended March 31, 2003 and 2002                  2
            Consolidated Condensed Balance Sheets as of
             March 31, 2003 and December 28, 2002                        3
            Consolidated Condensed Statements of Cash Flows for the
             three months ended March 31, 2003 and 2002                  4
            Notes to Consolidated Condensed Financial Statements         5

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                       13

Item 3.     Quantitative and Qualitative Disclosure about
             Market Risk.                                               18

Item 4.     Controls and Procedures                                     18

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.     Exhibits and Reports on Form 8-K.                           19

            Signatures                                                  19

            Certifications                                              20








                                       i


                            PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                     Independent Accountants' Review Report



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

We have reviewed the consolidated condensed balance sheets of Peter Kiewit Sons', Inc. and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of earnings for the three month periods ended March 31, 2003 and 2002, and the consolidated condensed statements of cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Peter Kiewit Sons', Inc. and subsidiaries as of December 28, 2002, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


(signed)  KPMG LLP


Omaha, Nebraska
May 14, 2003







                               PETER KIEWIT SONS', INC.

                     Consolidated Condensed Statements of Earnings
                                      (unaudited)

                                                  Three Months Ended
                                                       March 31,
                                            --------------------------------
                                                  2003             2002
                                             ------------       -----------
                                                    (dollars in millions,
                                                   except per share data)

Revenue                                     $      806          $      809
Cost of revenue                                   (735)               (748)
                                             ---------           ---------
                                                    71                  61

General and administrative expenses                (58)                (51)
Gain on sale of operating assets                     3                  10
                                             ---------           ---------

Operating earnings                                  16                  20

Other income (expense):
 Investment income and equity earnings, net          3                  (7)
 Interest expense                                   (1)                 (1)
 Other, net                                          2                   4
                                             ---------           ---------
                                                     4                  (4)
                                             ---------           ---------

Earnings before income taxes, cumulative effect of change in accounting
 principle and minority interest                    20                  16

Provision for income taxes                          (8)                 (6)
                                             ---------           ---------

Earnings before cumulative effect of change in
 accounting principle and minority interest         12                  10

Cumulative effect of change in accounting principle,
 net of tax                                          3                   -
                                             ---------           ---------

Net earnings                                $       15          $       10
                                             =========           =========
Basic earnings per share:
 Earnings before cumulative effect of change
  in accounting principle                   $      .41          $      .32
 Cumulative effect of change in accounting
  Principle                                         10                   -
                                             ---------           ---------

 Net earnings                               $      .51          $      .32
                                             =========           =========

Diluted earnings per share:
 Earnings before cumulative effect of change
  in accounting principle                   $      .40          $      .31
 Cumulative effect of change in accounting
  Principle                                        .10                   -
                                             ---------           ---------

 Net earnings                               $      .50          $      .31
                                             =========           =========

      See accompanying notes to consolidated condensed financial statements.







                              PETER KIEWIT SONS', INC.

                     Consolidated Condensed Balance Sheets


                                                  March 31,
                                                    2003         December 28,
                                                 (unaudited)         2002
                                                ------------    -------------
                                                    (dollars in millions)
                                       ASSETS

Current assets:
 Cash and cash equivalents                       $     201        $     275
 Investments                                           112              111
 Receivables, less allowance of $9 and $13             493              554
 Unbilled contract revenue                             121              128
 Contract costs in excess of related revenue            42               59
 Investment in construction joint ventures             221              258
 Deferred income taxes                                  37               45
 Other                                                  46               22
                                                  --------         --------
Total current assets                                 1,273            1,452

Property, plant and equipment, less accumulated
 depreciation and amortization of $494 and $480        329              327
Other assets                                            94               97
                                                  --------         --------
                                                 $   1,696        $   1,876
                                                  ========         ========

                         LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
 Accounts payable, including retainage of
  $66 and $67                                    $    188         $    248
 Accrued costs on construction contracts              183              195
 Billings in excess of related costs and earnings     199              217
 Accrued insurance costs                               69               66
 Accrued payroll                                       21               37
 Other                                                 30               53
                                                  -------          -------
Total current liabilities                             690              816

Long-term debt, less current portion                   24               24
Deferred income taxes                                  31               31
Other liabilities                                       6               10

Preferred stock, no par value, 250,000 shares
 authorized, no shares outstanding                      -                -

Redeemable common stock ($781 million and $849
 million aggregate redemption value):
 Common stock, $.01 par value, 125 million
  shares authorized 28,771,751 and 31,288,355
  outstanding                                           -                -
 Additional paid-in capital                           205              223
 Accumulated other comprehensive loss                  (6)              (9)
 Retained earnings                                    746              781
                                                  -------          -------
Total redeemable common stock                         945              995
                                                  -------          -------

                                                 $  1,696         $  1,876
                                                  =======          =======

    See accompanying notes to consolidated condensed financial statements.







                              PETER KIEWIT SONS', INC.

                   Consolidated Condensed Statements of Cash Flows
                                    (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     2003           2002
                                                   --------       --------
                                                     (dollars in millions)

Cash flows from operations:
 Net cash provided by operations                $      21         $        7

Cash flows from investing activities:
 Purchases of available-for-sale securities            (1)               (19)
 Payments received on notes receivable                  2                  1
 Proceeds from sales of property, plant and equipment   5                 13
 Capital expenditures                                 (25)               (49)
                                                 --------          ---------
  Net cash used in investing activities               (19)               (54)

Cash flows from financing activities:
 Repurchases of common stock                          (69)               (38)
 Dividends paid                                       (10)                (9)
                                                 --------          ---------
   Net cash used in financing activities              (79)               (47)

Effect of exchange rates on cash                        3                  -
                                                 --------          ---------

Net decrease in cash and cash equivalents             (74)               (94)

Cash and cash equivalents at beginning of period      275                216
                                                 --------          ---------

Cash and cash equivalents at end of period      $     201         $      122
                                                 ========          =========

       See accompanying notes to consolidated condensed financial statements.







                               PETER KIEWIT SONS', INC.

                Notes to Consolidated Condensed Financial Statements


1.     Basis of Presentation:

     The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. ("PKS", which together with its subsidiaries is referred to herein as the "Company") at December 28, 2002 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading.

     The Company became aware of an accounting error that occurred during the fourth quarter of 2002 on a nonsponsored joint venture. The error resulted in an overstatement of 2002 net earnings by $4 million. The Company has corrected the error during the three months ended March 31, 2003. The Company does not believe that the correction of this error is material to 2002 operations nor will it be material to 2003 operations. Excluding this adjustment, net earnings for the three months ended March 31, 2003 were $19 million.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

2.     Change in Accounting Principle:

     Effective December 29, 2002, the Company adopted, as required, the provisions of Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 establishes new reporting standards of accounting for the Company's reclamation liability associated with its coal mining operation. The new reporting standards require retirement obligations to be measured at fair value and displayed as a liability when incurred. Associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Prior to implementing SFAS 143, reclamation liability was provided without regard to the time value of money.

     The cumulative effect of implementing SFAS 143 resulted in an increase in net earnings of $3 million or $.10 per share for the three months ended March 31, 2003.







                            PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements - (Continued)


2.     Change in Accounting Principle, Continued:

     The following unaudited pro forma information reflects the Company's results for the three months ended March 31, 2003 and 2002 as if the change had been retroactively applied:

                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    2003           2002
                                                  --------       --------
                                               (dollars in millions, except
                                                       per share data)

Net earnings                                     $    12        $    10
                                                  ======         ======

Net earnings per share:
 Basic                                           $   .41        $   .32
                                                  ======         ======

 Diluted                                         $   .40        $   .31
                                                  ======         ======

The following unaudited, pro-forma financial information reflects the Company's reclamation liability at December 28, 2002 as if the change had been retroactively applied:

                                                             December 28,
                                                                  2002
                                                          -------------------
                                                         (dollars in millions)

Reported reclamation liability, current and noncurrent      $         11
Adjustment for SFAS 143                                               (5)
                                                             -----------

Adjusted reclamation liability, current and noncurrent      $          6
                                                             ===========


Reclamation liabilities incurred, liabilities settled and accretion expense were all less than $1 million for the three months ended March 31, 2003.







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

                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                             2003      2002
                                                           --------  --------
                                                         (dollars in millions)

Net earnings available to common stockholders (in millions) $    15  $     10

Add:  Interest expense, net of tax effect,
 associated with convertible debentures                           *         *
                                                             ------   -------

Net earnings for diluted shares                             $    15  $     10
                                                             ======   =======

Total number of weighted average shares outstanding
 used to compute basic earnings per share (in thousands)     29,024    29,983

Additional dilutive shares assuming
 conversion of convertible debentures                         1,039     1,617
                                                             ------   -------

Total number of shares used to compute
 diluted earnings per share                                  30,063    31,600
                                                             ======    ======

Basic earnings per share:
 Earnings before cumulative effect of change in
  accounting principle                                      $   .41   $   .32
 Cumulative effect of change in accounting principle            .10         -
                                                             ------    ------

 Net earnings                                               $   .51   $   .32
                                                             ======    ======

Diluted earnings per share:
 Earnings before cumulative effect of change in
  accounting principle                                      $   .40   $   .31
 Cumulative effect of change in accounting principle            .10         -
                                                             ------    ------

 Net earnings                                               $   .50   $   .31
                                                             ======    ======

* Interest expense attributable to convertible debentures was less than $.5 million







                                PETER KIEWIT SONS', INC.

       Notes to Consolidated Condensed Financial Statements - (Continued)


4.     Financial Instruments:

       Retainage on Construction Contracts:

       Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete. Retainage on uncompleted projects, the majority of which is expected to be collected within one year, is included in receivables at March 31, 2003 and December 28, 2002.

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

       The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at March 31, 2003 and December 28, 2002:

                                                     March 31,   December 28,
                                                        2003         2002
                                                  ------------- --------------
                                                       (dollars in millions)

Escrowed securities:
 Stock warrants                                    $       20    $      19
 Other securities, primarily money market accounts
  and governmental securities                              34           39
                                                    ---------     --------
                                                           54           58

Other retainage held by owners in cash and
  cash equivalents                                         94           94
                                                    ---------     --------

                                                   $      148    $     152
                                                    =========     ========


Also included in accounts receivable at March 31, 2003 and December 28, 2002 are $6 million and $1 million, respectively, of securities held by the owners which are now due as the contracts are completed.







                               PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)


5.     Goodwill and Intangible Assets:

Amortized intangibles consist of the following at March 31, 2003 and December 28, 2002:

                             March 31, 2003             December 28, 2002
                    ----------------------------  ----------------------------
                    Gross Carrying  Accumulated   Gross Carrying  Accumulated
                        Amount      Amortization      Amount      Amortization
                    -------------   ------------  --------------  ------------
                                       (dollars in millions)

  Coal contracts       $      59    $     (10)       $      59    $      (9)
  Other                        3            -                3            -
                        --------     --------         --------     --------

                       $      62    $     (10)       $      62    $      (9)
                        ========     ========         ========     ========


Amortization expense recognized on intangibles for the three months ended March 31, 2003 and 2002 were $1 million and $1 million, respectively.

Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2003-2007.

There were no changes in goodwill at March 31, 2003 from the net carrying amount of $27 million at December 28, 2002.

6.     Comprehensive Income:

Comprehensive income includes net earnings, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

                                                        Three Months Ended
                                                             March 31,
                                                 -----------------------------
                                                     2003             2002
                                                   --------         --------
                                                       (dollars in millions)

Net earnings                                       $   15           $   10
Other comprehensive income (loss), before tax:
 Unrealized losses arising during period                -               (2)
 Foreign currency translation adjustments               5                -
 Income tax (expense) benefit related to items of
  other comprehensive income                           (2)               1
                                                    -----            -----
Comprehensive income                               $   18           $    9
                                                    =====            =====







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

Intersegment sales are recorded at cost. Operating earnings is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for mine management and related coal mining operations services is excluded from the segment information that follows as it is included in other income on the Consolidated Statement of Earnings and not included in operating earnings. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                              Three Months Ended        Three Months Ended
                                March 31, 2003            March 31, 2002
                            ----------------------    -----------------------
                             Construction   Other      Construction   Other
                             ------------   -----      ------------   -----
                                          (dollars in millions)

Revenue - external customers  $       795  $   11      $       797    $   12
                               ==========   =====       ==========     =====

Operating earnings            $        14  $    2      $        16    $    4
                               ==========   =====       ==========     =====


8.     Other Matters:

       Materials Spin-Off:

In connection with the September 30, 2000 spin-off of Kiewit Materials Company ("Materials") by PKS, Materials and PKS entered into a Tax Sharing Agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the spin-off, Materials and PKS generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the materials business and construction business, respectively. The Tax Sharing Agreement also provides that Materials and PKS will indemnify the other from certain taxes and expenses that would be assessed if the spin-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Materials or PKS, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the spin-off.







                            PETER KIEWIT SONS', INC.

      Notes to Consolidated Condensed Financial Statements - (Continued)

8.     Other Matters, Continued:

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

During the three months ended March 31, 2003, the Company settled $10 million of claims on a sole contract and joint venture project. The Company also experienced a $23 million reduction in a sole contract job loss for the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company became aware of an accounting error on a nonsponsored joint venture resulting in a $4 million after-tax reduction in net earnings. Excluding this adjustment, net earnings for the three months ended March 31, 2003 were $19 million.

It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of March 31, 2003, the Company had outstanding letters of credit of approximately $191 million.








                           PETER KIEWIT SONS', INC.

Notes to Consolidated Condensed Financial Statements - (Continued)


9.     Recent Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The Company adopted SFAS 145 in 2003. Adoption of SFAS 145 did not have an impact on the Company's financial statements.

In July 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards SFAS No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." Adoption of SFAS 146 did not have an impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in 2003. The adoption of FIN 45 did not have an impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest. FIN 46 requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary. FIN 46 applies immediately to variable interest entities created or in which interest is obtained after January 31, 2003.
FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an interest was acquired before February 1, 2003. The Company is currently assessing the impact of the adoption of FIN 46 on those entities acquired before February 1, 2003. No interests in entities have been acquired after January 31, 2003. The Company does not anticipate the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations. The preliminary assessment is that the Company's investment in construction joint ventures does not qualify as a variable interest entity.







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

       Results of Operations - First Quarter 2003 vs. First Quarter 2002

     Revenue.

     Revenue for the three months ended March 31, 2003 consisted of $532 million from sole contracts, $263 million from joint ventures and $11 million from other sources. Total revenues decreased $3 million or 0.4% from the same period in 2002. The decrease was primarily attributable to a $23 million decrease in a significant fiber optic project that was completed during 2002 and a decrease in various sole contract projects of $53 million. Offsetting these decreases was a $78 million increase in revenue on three significant joint venture transportation projects.

     Contract backlog was $3.9 billion and $4.2 billion at March 31, 2003 and December 28, 2002, respectively. Backlog included $2.1 billion for sole contracts and $1.8 billion for the Company's share of joint ventures at March 31, 2003. Foreign operations, located primarily in Canada, represent 6.5% of backlog at March 31, 2003. Domestic projects are spread geographically throughout the U.S. The Company's share of a highway contract in Colorado and bridge contracts in California and Washington make up 41% of total backlog at March 31, 2003.

     Margin.

     Margins for the three months ended March 31, 2003 consisted of $47 million from sole contracts, $20 million from joint ventures and $4 million from other sources. Total margin increased $10 million or 16.4% from the same period in 2002. Construction margin (including both sole contracts and the Company's share of joint ventures), as a percentage of revenue, for the three months ended March 31, 2003 increased to 8.4% compared to 7.0% in 2002. The increased margin is primarily attributable to an increase of $10 million in claim settlements on sole contract and joint venture projects for the three months ended March 31, 2003 when compared to the same period in 2002. The Company also experienced a $23 million reduction in a sole contract job loss for the three months ended March 31, 2003. These increases in margin were partially offset by a $23 million increase in sole contract and joint venture losses.

     General and Administrative Expenses.

     General and administrative expenses for the three months ended March 31, 2003 increased $7 million from the same period in 2002. As a percentage of revenue, general and administrative expenses for the three months ended
March 31, 2003 increased to 7.2% compared to 6.3% for the same period in 2002. The increase was primarily attributed to a $4 million increase in profit sharing expense and a $2 million increase in Home Office costs related to a potential corporate conversion to a limited partnership.







     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets during the three months ended March 31, 2003 decreased $7 million from the same period in 2002. The decrease was attributed to lower gains on sales of fewer pieces of equipment during the three months ended March 31, 2003 as compared to the same period in 2002.

     Investment Income and Equity Earnings, net.

     Investment income and equity earnings increased $10 million for the three months ended March 31, 2003 from the same period in 2002. The increase was attributable to the Company recognizing a $1 million unrealized holding gain on its investment in stock warrants during the first three months ended March 2003 as compared to a $9 million unrealized holding loss for the same period in 2002.

     Other, net.

     Other income is comprised primarily of mine management fee income. The Company's fee is a percentage of adjusted operating earnings of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. Fees for these services for the three months ended March 31, 2003 decreased $1 million from the same period in 2002. The decrease was primarily attributed to a decrease in operating earnings related to restructuring charges incurred at one of the mines during the three months ended March 31, 2003.

     Provision for income taxes.

     The effective income tax rates for the three months ended March 31, 2003 and 2002 were 41% and 40%, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes. The effective state tax rate significantly increased in 2003 from 2002 because of an increase in the concentration of contracts in jurisdictions with higher tax rates.







             Financial Condition - March 31, 2003 vs. December 28, 2002

     Cash and cash equivalents decreased $74 million to $201 million at March 31, 2003 from $275 million at December 28, 2002. The decrease reflects net cash provided by operations of $21 million and effect of exchange rates of $3 million; offset by net cash used in investing activities of $19 million and $79 million used in financing activities.

     Net cash provided by operating activities for the three months ended March 31, 2003 increased by $14 million to $21 million as compared to the same period in 2002. This increase was primarily due to decreased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the three months ended
March 31, 2003 decreased by $35 million to $19 million as compared to the same period in 2002. This decrease was due primarily to a decrease of cash used for capital expenditures of $24 million, predominately related to the development of an operating office in Texas during 2002, and purchases of securities of $18 million. This decrease was primarily offset by a reduction in proceeds from sales of property, plant and equipment of $8 million.

     Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

     Net cash used in financing activities for the three months ended
March 31, 2003 increased by $32 million to $79 million as compared to the same time period in 2002. This increase was primarily due to an increase in repurchases of common stock of $31 million.

     Liquidity.

     During the three months ended March 31, 2003 and 2002, the Company expended $25 million and $49 million, respectively, on capital expenditures and acquisitions, net of cash. The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts. Cash generated by joint ventures, while readily available, historically is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of March 31, 2003, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is less than $1 million. PKS paid dividends during the three months ended March 31, 2003 and 2002 of $10 million and $9 million, respectively. These amounts were determined by the Board of Directors and were paid in January of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

     At the July 25, 2002 meeting of PKS' Board, the Directors gave preliminary approval to pursue a corporate reorganization plan which would change the legal ownership structure of PKS from a corporation to a limited partnership. PKS is continuing to study the feasibility of the proposed reorganization. If effected, the Company believes it will have sufficient capital to fund its operations.

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







Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

     The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper with maturities of less than 90 days, US Government debt obligations and money market, stock and bond mutual funds and stock warrants. Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks. These risks, among others, can result in loss of principle. The majority of the Company's investments consist of holdings in a money market mutual fund.

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

     Stock warrants are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The value of the warrants is primarily based on the volatility of the underlying stock, the price of the underlying stock and the time period until the warrants expire. The risk to the value of the stock warrants predominately relates to the potential change in volatility and price of the underlying stock.

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







                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits required by Item 601 of Regulation S-K.

            15.1     Letter re unaudited interim financial information.
            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PETER KIEWIT SONS', INC.



Date: May 14, 2003             /s/  Michael J. Piechoski
                               -------------------------
                               Michael J. Piechoski
                               Vice President and Principal Financial Officer







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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003




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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003




  /s/  Michael J. Piechoski
---------------------------
Michael J. Piechoski
Chief Financial Officer







