Form 10-Q
period 2003-06-30
PETER KIEWIT SONS INC /DE/
filed 2003-08-14
CIK 1044430

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                Commission file number
             June 30, 2003                                000-23943

                             PETER KIEWIT SONS', INC.
               (Exact name of registrant as specified in its charter)

             Delaware                                 91-1842817
     (State of Incorporation)            (I.R.S. Employer Identification No.)

     Kiewit Plaza, Omaha Nebraska                        68131

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2003:

          Title of Class                            Shares Outstanding
  Common Stock, $0.01 par value                         28,552,033







                            PETER KIEWIT SONS', INC.

                                      Index
                                                                      Page
-----------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Condensed Statements of Earnings for the
              three and six months ended June 30, 2003 and 2002         2

            Consolidated Condensed Balance Sheets as of
              June 30, 2003 and December 28, 2002                       3

            Consolidated Condensed Statements of Cash Flows
             for the six months ended June 30, 2003 and 2002            4

            Notes to Consolidated Condensed Financial Statements        5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       13

Item 3.     Quantitative and Qualitative Disclosure about Market Risk. 18

Item 4.     Controls and Procedures.                                   18

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                         18

Item 2.     Changes in Securities and Use of Proceeds.                 19

Item 4.     Submission of Matters to a Vote of Security Holders.       19

Item 6.     Exhibits and Reports on Form 8-K.                          20

            Signatures                                                 20







                                         i





                           PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

                       Independent Accountants' Review Report

The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons', Inc. and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of earnings for the three and six month periods ended June 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company's management.

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


Omaha, Nebraska
August 13, 2003







                              PETER KIEWIT SONS', INC.

                     Consolidated Condensed Statements of Earnings
                                    (unaudited)


                                Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                             -----------------------  ----------------------
                                 2003          2002     2003         2002
                               -------       -------   -------     -------
                             (dollars in millions, except per share data)

Revenue                         $    903     $    878   $  1,709    $  1,687
Cost of revenue                     (809)        (764)    (1,544)     (1,512)
                                --------     --------   --------    --------

                                      94          114        165         175

General and administrative expenses  (57)         (50)      (115)       (101)
Gain on sale of operating assets       6            4          9          14
                                --------     --------   --------    --------

Operating income                      43           68         59          88

Other income (expense):
  Investment income and equity
   earnings, net                       7           (2)        10          (9)
  Interest expense                     -            -         (1)         (1)
  Other, net                           2            2          4           6
                                --------     --------   --------    --------
                                       9            -         13          (4)
                                --------     --------   --------    --------

Income before income taxes, cumulative effect
 of change in accounting principle and minority
 interest                             52           68         72          84

Provision for income taxes           (20)         (28)       (28)        (34)
Cumulative effect of change in
  accounting principle, net of tax     -            -          3           -
                                --------     --------   --------    --------

Net income                      $     32     $     40   $     47    $     50
                                ========     ========   ========    ========

Basic earnings per share:

 Income before cumulative effect of
  change in accounting principle$ 1.11 $ 1.37 $ 1.52 $ 1.69 Cumulative effect of change
  in accounting principle              -            -        .10           -
                                --------     --------   --------    --------

Net income                      $   1.11     $   1.37   $   1.62    $   1.69
                                ========     ========   ========    ========

Diluted earnings per share:
 Income before cumulative effect of
  change in accounting principle$ 1.07 $ 1.30 $ 1.46 $ 1.61 Cumulative effect of change
  in accounting principle              -            -        .10           -
                                --------     --------   --------    --------

Net income                      $   1.07     $   1.30   $   1.56    $   1.61
                                ========     ========   ========    ========

      See accompanying notes to consolidated condensed financial statements.







                               PETER KIEWIT SONS', INC.

                          Consolidated Condensed Balance Sheets

                                                    June 30,
                                                     2003        December 28,
                                                  (unaudited)        2002
                                                 -------------  -------------
                                                     (dollars in millions)
                                   ASSETS

Current assets:
 Cash and cash equivalents                         $    266      $    275
 Investments                                            118           111
 Receivables, less allowance of $6 and $13              457           554
 Unbilled contract revenue                              134           128
 Contract costs in excess of related revenue             47            59
 Investment in construction joint ventures              206           258
 Recoverable income taxes                                12             -
 Deferred income taxes                                   60            45
 Other                                                   25            22
                                                   --------      --------
Total current assets                                  1,325         1,452

Property, plant and equipment, less accumulated
 depreciation and amortization of $498 and $480         341           327
Other assets                                             94            97
                                                   --------      --------
                                                   $  1,760      $  1,876
                                                   ========      ========

                      Liabilities and Redeemable Common Stock

Current liabilities:
 Accounts payable, including retainage of
  $68 and $67                                      $    194      $    248
 Current portion of long-term debt                        1             -
 Accrued costs on construction contracts                229           195
 Billings in excess of related costs and earnings       171           217
 Accrued insurance costs                                 70            66
 Accrued payroll                                         35            37
 Other                                                   27            53
                                                   --------      --------
Total current liabilities                               727           816

Long-term debt, less current portion                     24            24
Deferred income taxes                                    41            31
Accrued reclamation                                       6            10

Preferred stock, no par value, 250,000 shares authorized,
 no shares outstanding                                    -             -
Redeemable common stock ($764 million and $849 million aggregate redemption value):
 Common stock, $.01 par value, 125 million shares authorized
  28,565,433 and 31,288,355 outstanding                   -             -
 Additional paid-in capital                             203           223
 Accumulated other comprehensive loss                    (3)           (9)
 Retained earnings                                      762           781
                                                   --------      --------
Total redeemable common stock                           962           995
                                                   --------      --------

                                                   $  1,760      $  1,876
                                                   ========      ========

     See accompanying notes to consolidated condensed financial statements.







                                PETER KIEWIT SONS', INC.

                      Consolidated Condensed Statements of Cash Flows
                                      (unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                  -------------------------
                                                    2003              2002
                                                   --------       ---------
                                                     (dollars in millions)

Cash flows from operations:
 Net cash provided by operations                      $    104     $     23
                                                      --------     --------

Cash flows from investing activities:
 Proceeds from sales of available-for-sale securities        -           10
 Proceeds from maturities of available-for-sale securities   -            2
 Purchases of available-for-sale securities                 (2)         (22)
 Proceeds from sale of stock warrants                       22            -
 Additions to notes receivable                              (2)           -
 Proceeds from sales of property, plant and equipment       15           20
 Acquisitions                                                -          (17)
 Capital expenditures                                      (60)         (83)
 Payments received on notes receivable                       3            1
                                                      --------     --------
  Net cash used in investing activities                    (24)         (89)
                                                      --------     --------

Cash flows from financing activities:
 Repurchases of common stock                               (74)         (41)
 Dividends paid                                            (22)         (21)
                                                      --------     --------
   Net cash used in financing activities                   (96)         (62)
                                                      --------     --------

 Effect of exchange rates on cash                            7            -
                                                      --------     --------

Net decrease in cash and cash equivalents                   (9)        (128)

Cash and cash equivalents at beginning of period           275          216
                                                      --------     --------

Cash and cash equivalents at end of period            $    266     $     88
                                                      ========     ========

 Non-cash investing activities:
  Stock warrants returned to owner as part of a
   contract settlement                                       3            -

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

       The Company became aware of an accounting error that occurred during the fourth quarter of 2002 on a nonsponsored joint venture. The error resulted in an overstatement of 2002 net income by $4 million. The Company has corrected the error during the six months ended June 30, 2003. The Company does not believe that the correction of this error is material to 2002 operations nor will it be material to 2003 operations. Excluding this adjustment, net income for the six months ended June 30, 2003 was $51 million.

       The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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



                                                         June 30,
                                                          2002
                                                      ---------------
                                                   (dollars in millions)

Current assets                                          $       29
Property and equipment                                           1
Non-tax deductible goodwill                                      1
                                                        ----------
 Total assets acquired                                          31

Current liabilities assumed                                     14
                                                        ----------

 Net assets acquired                                    $       17
                                                        ==========







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

       The cumulative effect of implementing SFAS 143 resulted in an increase in net income of $3 million or $.10 per share for the six months ended June 30, 2003.

       The following unaudited pro forma information reflects the Company's results for the three and six months ended June 30, 2003 and 2002 as if the change had been retroactively applied:

                             Three Months Ended           Six Months Ended
                                   June 30,                   June 30,
                            --------------------         ------------------
                             2003          2002           2003       2002
                            ------        ------         ------     ------
                               (dollars in millions, except per share data)

Net income                  $   32        $   41         $   44     $   50
                            ======        ======         ======     ======
Net earnings per share:
 Basic                      $ 1.11        $ 1.36         $ 1.52     $ 1.68
                            ======        ======         ======     ======

 Diluted                    $ 1.07        $ 1.30         $ 1.46     $ 1.60
                            ======        ======         ======     ======

The following unaudited, pro-forma financial information reflects the Company's reclamation liability at December 28, 2002 as if the change had been retroactively applied:

                                                            December 28,
                                                                 2002
                                                          -----------------
                                                        (dollars in millions)

Reported reclamation liability, current and noncurrent  $    11
Adjustment for SFAS 143                                      (5)
                                                        -------
Adjusted reclamation liability, current and noncurrent  $     6
                                                        =======

Reclamation liabilities incurred, liabilities settled and accretion expense were all less than $1 million for the six months ended June 30, 2003.







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

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                  --------------------     ------------------
                                    2003        2002         2003       2002
                                   ------      ------       ------     ------
                                 (dollars in millions, except per share data)
  Net income available to common
   Stockholders                   $    32     $    40      $    47    $    50

  Add:  Interest expense, net of tax effect,
   associated with convertible
   debentures                           *           *            *          *
                                  -------     -------      -------    -------

  Net income for diluted shares   $    32     $    40      $    47    $    50
                                  =======     =======      =======    =======

  Total number of weighted average shares outstanding used
   to compute basic earnings per share
   (in thousands)                  28,665      29,767       28,846     29,875
  Additional dilutive shares assuming
   conversion of convertible
   debentures                       1,260       1,614        1,272      1,616
                                  -------     -------      -------    -------

  Total number of shares used to compute
   diluted earnings per share      29,925      31,381       30,118     31,491
                                   ======      ======       ======     ======

  Net income:
   Basic earnings per share        $ 1.11      $ 1.37       $ 1.62     $ 1.69
                                   ======      ======       ======     ======

   Diluted earnings per share      $ 1.07      $ 1.30       $ 1.56     $1.61
                                   ======      ======       ======     ======
  * Interest expense attributable to convertible debentures was less than $.5 million







                             PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)

5.     Financial Instruments:

       Retainage on Construction Contracts:

       Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete. Retainage on uncompleted projects, the majority of which is expected to be collected within one year, is included in receivables at June 30, 2003 and December 28, 2002.

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

       During the six months ended June 30, 2003, stock warrants of $3 million were retained by the project owner as part of a contract settlement, and the remaining stock warrants were sold in a separate transaction. Included in escrowed securities at December 28, 2002 are stock warrants that are carried at fair value as of that date. Such fair value is based on a valuation model. Unrealized gains and losses are recognized as a component of investment income in the Consolidated Statement of Earnings.

       The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at June 30, 2003 and December 28, 2002:

                                                     June 30,    December 28,
                                                      2003          2002
                                                  ------------- -------------
                                                     (dollars in millions)

  Escrowed securities:
   Stock warrants                                  $    -        $    19
   Other securities, primarily money market accounts
    and governmental securities                        39             39
                                                   ------        -------
                                                       39             58

  Other retainage held by owners in cash and cash
   Equivalents                                         89             94
                                                   ------        -------

                                                   $  128        $   152
                                                   ======        =======


  Also included in accounts receivable at June 30, 2003 and December 28, 2002 are $4 million and $1 million, respectively, of securities held by the owners which are now due as the contracts are completed.







                               PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)

6.     Goodwill and Intangible Assets:

       Amortized intangibles consist of the following at June 30, 2003 and December 28, 2002:

                          June 30, 2003             December 28, 2002
              --------------------------------- ----------------------------
                 Gross Carrying    Accumulated  Gross Carrying   Accumulated
                     Amount        Amortization     Amount       Amortization
                ---------------    ------------ --------------   ------------
                                       (dollars in millions)

  Coal contracts   $    59         $   (10)       $    59       $    (9)
  Other                  3               -              3             -
                ------       ------       ------     ------

                   $    62         $   (10)       $    62       $    (9)
                   =======         =======        =======       =======


     For the three months ended June 30, 2003 and 2002, amortization expense recognized on intangibles were $1 million and $1 million, respectively. Amortization expense recognized on intangibles for the six months ended June 30, 2003 and 2002 were $2 million and $2 million, respectively.

     Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2003-2007.

     There were no changes in goodwill at June 30, 2003 from the net carrying amount of $27 million at December 28, 2002.

7.     Comprehensive Income:

     Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                   --------------------   ------------------
                                     2003        2002      2003       2002
                                     ----        ----      ----       ----
                                              (dollars in millions)
  Net income                        $   32       $   40    $   47     $   50
  Other comprehensive income, before tax:
   Unrealized gains (losses) arising
    during period                        5           (3)        5         (5)
   Foreign currency translation
    Adjustments                          -            3         5          3
  Income tax (expense) benefit related to items of other
   comprehensive income                 (2)           -        (4)         1
                                    ------       ------    ------     ------
  Comprehensive income              $   35       $   40    $   53     $   49
                                    ======       ======    ======     ======







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

       Intersegment sales are recorded at cost. Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization. Investment income, interest expense and income taxes have been excluded from segment operations. The management fee earned by the Company for mine management and related coal mining operations services is excluded from the segment information that follows as it is included in other income on the Consolidated Statement of Earnings and not included in operating income. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                               Three Months Ended      Three Months Ended
                                  June 30, 2003            June 30, 2002
                           ------------------------  ----------------------
                           Construction     Other    Construction     Other
                           ------------     -----    ------------     -----
                                             (dollars in millions)

  Revenue - external customers  $   891    $    12     $     868     $    10
                                =======    =======     =========     =======

  Operating income              $    40    $     3     $      65     $     3
                                =======    =======     =========     =======


                                Six Months Ended         Six Months Ended
                                  June 30, 2003            June 30, 2002
                            -----------------------  -----------------------
                           Construction     Other     Construction     Other
                           ------------     -----     ------------     -----
                                             (dollars in millions)

  Revenue - external customers  $ 1,686    $    23     $   1,665     $    22
                                =======    ========    =========     =======

  Operating income              $    54    $     5     $      81     $     7
                                =======    =======     =========     =======


9.     Other Matters:

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









                              PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)

9.     Other Matters, Continued:

       Other:

       On April 25, 2001, Bibb and Associates, Inc. ("Bibb"), a subsidiary of PKS, was served with a complaint (the "Complaint") filed in the Circuit Court of Jackson County, Missouri (the "Court"), in an action brought by Kansas City Power & Light ("KCPL") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists a total of 13 defendants, and generally alleges as to Bibb, strict liability, negligence, professional gross negligence, fraud, negligent misrepresentation and wrongful inducement to contract. The Complaint also names PKS, and alleges that PKS is either the alter ego of Bibb or the successor to Bibb's liability.
       The Complaint alleges damages in excess of $450 million including property damage, costs of replacement of power and lost profits. On November 21, 2002, PKS filed a motion to dismiss all claims against it for lack of personal jurisdiction. On June 25, 2003, the Court granted PKS' motion and dismissed all claims against PKS. PKS believes that the factual allegations and legal claims asserted against Bibb are without merit and intends to vigorously defend them.

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

       On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS ("Mass Electric"), received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and indicated that the DOJ anticipated seeking an indictment from a grand jury by December 31, 2003. Neither the Joint Venture nor its joint venture partners believe they have violated any law in connection with the work.

       The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

       During the six months ended June 30, 2003, the Company recognized additional operating income from $14 million of claim settlements on sole contract and joint venture projects. During the six months ended June 30, 2003, the Company also recognized additional operating income from a $23 million reduction in a sole contract job loss after an agreement was reached with the project owner.

       It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of June 30, 2003, the Company had outstanding letters of credit of approximately $157 million.







                              PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements - (Continued)

10.    Recent Accounting Pronouncements:

       In April 2002, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The Company adopted SFAS 145 in 2003. Adoption of SFAS 145 did not have an impact on the Company's financial statements.

       In July 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." The Company adopted SFAS 146 in 2003. Adoption of SFAS 146 did not have an impact on the Company's financial statements.

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

       In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest. FIN 46 requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary. FIN 46 applies immediately to variable interest entities created or in which interest is obtained after January 31, 2003. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an interest was acquired before February 1, 2003. The Company is currently assessing the impact of the adoption of FIN 46 on those entities acquired before February 1, 2003. No significant interests in entities have been acquired after January 31, 2003. The Company does not anticipate the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations. The preliminary assessment is that the Company's investment in construction joint ventures does not qualify as a variable interest entity.

       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"). This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured by the issuer. In certain instances, mandatorily redeemable stock previously classified as equity will be required to be disclosed as a liability. SFAS 150 will be effective for the Company's next fiscal year beginning December 28, 2003. Management is currently assessing the potential impact of SFAS 150 on the Company's financial statements.







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

        Results of Operations - Second Quarter 2003 vs. Second Quarter 2002

     Revenue.

     Revenue for the second quarter of 2003 consisted of $592 million from sole contracts, $299 million from joint ventures and $12 million from other sources. Total revenues increased $25 million or 2.8% from the same period in 2002. The increase was primarily attributable to a $61 million increase in revenue on two significant joint venture bridge projects located in California and Washington, and a $23 million increase in revenue on two significant transportation projects located in Colorado and Illinois. Partially offsetting this increase was a decrease in various sole contract projects of $26 million and other various joint ventures of $31 million.

     Contract backlog was $3.8 billion and $4.2 billion at June 30, 2003 and December 28, 2002, respectively. The decrease in backlog is primarily due to less new work awarded during the six months ended June 30, 2003 than the historical average for the same period. Backlog included $2.2 billion for sole contracts and $1.6 billion for the Company's share of joint ventures at June 30, 2003. Foreign operations, located primarily in Canada, represent 6.7% of backlog at June 30, 2003. Domestic projects are spread geographically throughout the U.S. The Company's share of a highway contract in Colorado and bridge contracts in California and Washington make up 44% of total backlog at June 30, 2003.

     Margin.

     Margins for the second quarter of 2003 consisted of $56 million from sole contracts, $33 million from joint ventures and $5 million from other sources. Total margin decreased $20 million or 17.5% from the same period in 2002. Total margin as a percentage of revenue for the second quarter of 2003 decreased to 10.4% compared to 13.0% in 2002. The decreased margin is primarily attributable to an increase of $8 million in sole contract and joint venture losses and a $3 million charge related to escrow securities retained by the project owner as part of a contract settlement. Also contributing to the decrease in margins were significant increases in job cost overruns for the three months ended June 30, 2003 as compared to the same period in 2002. The increase in job losses was partially offset by an increase of $6 million in claim settlements on sole contract and joint venture projects for the second quarter of 2003 when compared to the same period in 2002.

     General and Administrative Expenses.

     General and administrative expenses for the second quarter of 2003 increased $7 million from the same period in 2002. As a percentage of revenue, general and administrative expenses for the second quarter of 2003 increased to 6.3% compared to 5.7% for the same period in 2002. Overall, the Company experienced an increase in general and administrative expenses, primarily compensation and travel, as a result of several operating offices expanding to markets outside of their previous territories. Other contributing factors are increases in profit sharing expense of $1 million and other compensation expense of $3 million.

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets during the second quarter of 2003 increased $2 million from the same period in 2002. Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.







     Investment Income and Equity Earnings, net.

     Investment income and equity earnings increased $9 million for the second quarter of 2003 from the same period in 2002. The Company sold its investment in stock warrants during the second quarter of 2003 and recognized a $5 million gain (comprised of a $3 million gain on the sale and an unrealized gain of $2 million due to change in market value prior to the sale) as compared to a $3 million unrealized holding loss recognized for the same instruments during the second quarter of 2002.

     Other, net.

     Other income is comprised primarily of mine management fee income. Fees for these services for the second quarter of 2003 and 2002 were each $1 million. The Company's fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

     Provision for income taxes.

     The effective income tax rates for the second quarter of 2003 and 2002 were 38% and 40%, respectively. In 2002, the rate differs from the federal statutory rate of 35% primarily due to state income taxes and costs capitalized for tax purposes in anticipation of a corporate conversion to a limited partnership. In 2003, the rate decreased as the Company abandoned its pursuit of a potential conversion to a limited partnership and deducted the accumulated costs during the second quarter of 2003 which were previously capitalized for tax purposes.

             Results of Operations - Six Months 2003 vs. Six Months 2002

     Revenue.

     Revenue for the six months ended June 30, 2003 consisted of $1,124 million from sole contracts, $562 million from joint ventures and $23 million from other sources. Total revenues increased $22 million or 1.3% from the same period in 2002. The increase was primarily attributable to a $108 million increase in revenue on two significant joint venture bridge projects located in California and Washington, and $64 million on two significant transportation projects located in Colorado and Illinois. Offsetting this increase was a $27 million decrease in a significant fiber optic project that was completed during 2002, a decrease in various sole contract projects of $79 million, and a decrease in other various joint ventures of $45 million.

     Margin.

     Margins for the six months ended June 30, 2003 consisted of $103 million from sole contracts, $53 million from joint ventures and $9 million from other sources. Total margin decreased $10 million or 5.7% from the same period in 2002. Total margin as a percentage of revenue for the six months ended June 30, 2003 decreased to 9.7% compared to 10.4% in 2002. The decreased margin is primarily attributable to an increase of $31 million in sole contract and joint venture losses, an $8 million decrease in a significant fiber optic project that was completed during 2002 and a $3 million charge related to escrow securities retained by the project owner as part of a contract settlement. Also contributing to the decrease in margins were significant increases in job cost overruns for the six months ended June 30, 2003 as compared to the same period in 2002. The increase in job losses were partially offset by a $23 million reduction in a sole contract job loss after an agreement was reached with the project owner and an increase of $14 million in claim settlements on sole contract and joint venture projects for the six months ended June 30, 2003.







     General and Administrative Expenses.

     General and administrative expenses for the six months ended June 30, 2003 increased $14 million from the same period in 2002. As a percentage of revenue, general and administrative expenses for the six months ended
June 30, 2003 increased to 6.7% compared to 6.0% for the same period in 2002. Overall, the Company experienced an increase in general and administrative expenses, primarily compensation and travel, as a result of several operating offices expanding to markets outside of their previous territories. Other contributing factors are increases in profit sharing expense of $4 million and other compensation expense of $4 million.

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets during the six months ended June 30, 2003 decreased $5 million from the same period in 2002. Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

     Investment Income and Equity Earnings, net.

     Investment income and equity earnings increased $19 million for the six months ended June 30, 2003 from the same period in 2002. The Company sold its investment in stock warrants during the six months ended June 30, 2003 and recognized a $6 million gain (comprised of a $3 million gain on the sale and an unrealized gain of $3 million due to change in market value prior to the sale) as compared to a $12 million unrealized holding loss for the same period in 2002.

     Other, net.

     Other income is comprised primarily of mine management fee income. The Company's fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement. The mines earn the majority of their revenues under long-term contracts. The remainder of the mines' sales are made on the spot market where prices are substantially lower than those of the long-term contracts. Fees for these services for the six months ended June 30, 2003 decreased $1 million from the same period in 2002. The decrease was primarily attributed to a decrease in operating income related to restructuring charges incurred at one of the mines during the six months ended June 30, 2003.

     Provision for income taxes.

     The effective income tax rates for the six months ended June 30, 2003 and 2002 were 39% and 40%, respectively. In 2002, the rate differs from the federal statutory rate of 35% primarily due to state income taxes and costs capitalized for tax purposes in anticipation of a corporate conversion to a limited partnership. In 2003, the rate decreased as the Company abandoned its pursuit of a potential conversion to a limited partnership and deducted the accumulated costs during the second quarter of 2003 which were previously capitalized for tax purposes.

             Financial Condition - June 30, 2003 vs. December 28, 2002

     Cash and cash equivalents decreased $9 million to $266 million at June 30, 2003 from $275 million at December 28, 2002. The decrease reflects net cash provided by operations of $104 million and effect of exchange rates of $7 million, offset by net cash used in investing activities of $24 million and $96 million used in financing activities.

     Net cash provided by operating activities for the six months ended
June 30, 2003 increased by $81 million to $104 million as compared to the same period in 2002. This increase was primarily due to decreased working capital requirements for construction contracts. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.







     Net cash used in investing activities for the six months ended June 30, 2003 decreased by $65 million to $24 million as compared to the same period in 2002. This decrease was due primarily to a decrease of cash used for capital expenditures of $23 million, predominately related to the development of an operating office in Texas during 2002, proceeds received from the sale of stock warrants during 2003 of $22 million, a decrease in purchases of securities of $20 million and a $17 million decrease in acquisitions. This decrease was partially offset by a reduction in proceeds from sales and maturities of available-for-sale securities and property, and sales of plant and equipment of $17 million.

     Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

     Net cash used in financing activities for the six months ended June 30, 2003 increased by $34 million to $96 million as compared to the same time period in 2002. This increase was primarily due to an increase in repurchases of common stock of $33 million.

     Liquidity.

     During the six months ended June 30, 2003 and 2002, the Company expended $60 million and $100 million, respectively, on capital expenditures and acquisitions, net of cash. The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts. Cash generated by joint ventures, while readily available, historically is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of June 30, 2003, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $1 million. PKS paid dividends during the six months ended June 30, 2003 and 2002 of $22 million and $21 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

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







     The Company uses the percentage of completion method of accounting. For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated revenue. For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit. Revenue is then derived by combining this estimated profit with costs incurred to date. Provision is made for the entire amount of future estimated losses on construction contracts in progress; claims for additional contract compensation, however, are not reflected in the accounts until the period in which such claims are settled. Claims are considered settled when cash is received or upon receipt of a signed written agreement with respect to such claims. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

     In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

     Investments:

     The Company evaluates its investments for other than temporary declines in value. Several factors are analyzed in evaluating investments including an analysis of the relevant company, its industry, valuation levels and subsequent developments. Unrealized losses that are determined to be other than temporary are recognized in income.

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

     Land improvements                         10 - 15 years
     Buildings                                  5 - 39 years
     Equipment                                  3 - 20 years

     A change in depreciation methods or estimated useful lives could have a significant impact to income.

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

     In addition, the Company is a limited partner in an investment limited partnership. The investment objective of the investment partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The investment partnership may use a variety of investment strategies with the principal one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merging with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. One of the goals of the investment partnership is to invest in a diversified portfolio of these types of transactions to minimize risk of loss. During periods where merger and acquisition activity slows, the investment partnership may hold a substantial cash position.

Item 4.     Controls and Procedures.

     As required by Exchange Act Rule 13a-15(b), PKS management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), PKS' management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                              PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     As previously reported, on April 21, 2001, PKS and a subsidiary of PKS, Bibb and Associates, Inc. ("Bibb"), were named in a complaint (the "Complaint") filed by Kansas City Power & Light ("KCPL") in the Circuit Court of Jackson County, Missouri (the "Court") with respect to a January 13, 1999 explosion at KCPL's Hawthorn No. 5 power plant. The Complaint lists numerous defendants in addition to PKS and Bibb, and alleges damages in excess of $450 million. On November 21, 2002, PKS filed a motion to dismiss all claims against it for lack of personal jurisdiction. On June 25, 2003, the Court granted PKS' motion and dismissed all claims against PKS.

     On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS ("Mass Electric"), received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and indicated that the DOJ anticipated seeking an indictment from a grand jury by December 31, 2003. Neither the Joint Venture nor its joint venture partners believe they have violated any law in connection with the work.







Item 2.     Changes in Securities and Use of Proceeds.

     At PKS' June 28, 2003 annual meeting of stockholders, the stockholders approved an amendment to PKS' Restated Certificate of Incorporation ("Certificate") to permit qualified financial institutions to which PKS' $.0.01 par value common stock ("Common Stock") has been pledged to own such Common Stock upon foreclosure of such Common Stock. As a result of such amendment, qualified financial institutions, which prior to such amendment were permitted to take a security interest in shares of Common Stock, are now permitted to own shares of Common Stock upon foreclosure of such Common Stock. Such Common Stock, however, remains subject to the transfer
restriction and other ownership provisions set forth in the Certificate.   In
addition, qualified financial institutions are required at any time upon five
(5) days' written notice and demand by PKS to sell such Common Stock back to PKS and no Common Stock owned by a qualified financial institution is entitled to any voting rights.

Item 4.     Submission of Matters to a Vote of Security Holders.

     PKS's annual meeting of stockholders was held on June 28, 2003. The holders of 27,989,227 of the 28,710,623 outstanding shares of Common Stock were present in person or by proxy at the annual meeting. At such meeting, the following matters were submitted to a vote and approved by the stockholders:

     1. Selection of Directors. A slate of nominees for director was proposed by the incumbent directors. No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

     Director Nominee          Votes For            Withheld
     ----------------          ---------            --------

     Mogens C. Bay             27,967,109            22,118
     Richard W. Colf           27,967,109            22,118
     Richard Geary             27,967,109            22,118
     Bruce E. Grewcock         27,967,109            22,118
     William L. Grewcock       27,967,109            22,118
     Allan K. Kirkwood         27,967,109            22,118
     Michael R. McCarthy       27,967,109            22,118
     Douglas E. Patterson      27,927,347            61,880
     Walter Scott, Jr.         27,967,109            22,118
     Kenneth E. Stinson        27,967,109            22,118
     George B. Toll, Jr.       27,215,629           773,598

     2. Certificate Amendment.  Approval of an amendment to Article Sixth
(D)(3)(e) of the Certificate to permit qualified financial institutions to which Common Stock has been pledged to own such Common Stock upon foreclosure of such Common Stock, which required the affirmative vote of the holders of at least 80% of the issued outstanding shares of Common Stock:

     Affirmative Votes         Negative Votes       Abstentions
     -----------------         --------------       -----------

       26,801,375                  272,942            914,910







Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits required by Item 601 of Regulation S-K.

             4.1  Restated Certificate of Incorporation.
             4.2  Form of Employee Repurchase Agreement.
            15.1  Letter re unaudited interim financial information.
            31.1  Rule 15d-14(a) Certification of Chief Executive Officer
            31.2  Rule 15d-14(a) Certification of Chief Financial Officer
            32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

     (b)     Reports on Form 8-K.

     Current Report on Form 8-K dated June 2, 2003 reporting the Company's decision not to continue to pursue a corporate reorganization, which Report was filed with the Securities and Exchange Commission on June 4, 2003.

     Current Report on Form 8-K dated June 25, 2003 reporting the dismissal of PKS from an action brought by Kansas City Power & Light, which Report was filed with the Securities and Exchange Commission on July 2, 2003.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2003             PETER KIEWIT SONS', INC.



                                   /s/  Michael J. Piechoski
                                   Michael J. Piechoski
                                   Vice President and Chief Financial Officer







