Form 10-Q
period 2003-09-30
PETER KIEWIT SONS INC /DE/
filed 2003-11-14
CIK 1044430

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                               FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended             Commission file number
          September 30, 2003                          000-23943

                          PETER KIEWIT SONS', INC.
         (Exact name of registrant as specified in its charter)

           Delaware                               91-1842817
  (State of Incorporation)          (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                      68131
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

     The number of shares outstanding of each of the registrant's classes of common stock as of November 13, 2003:

        Title of Class                  Shares Outstanding
Common Stock, $0.01 par value               30,242,689








                    PETER KIEWIT SONS', INC.

                              Index
                                                                Page
---------------------------------------------------------------------

                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Condensed Statements of Earnings
              for the three and nine months ended
              September 30, 2003 and 2002                         2
            Consolidated Condensed Balance Sheets as of
              September 30, 2003 and December 28, 2002            3
            Consolidated Condensed Statements of Cash
              Flows for the nine months ended
              September 30, 2003 and 2002                         4
            Notes to Consolidated Condensed Financial
              Statements                                          5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.       12

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk.                                         15

Item 4.     Controls and Procedures.                             16

                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                   17

Item 6.     Exhibits and Reports on Form 8-K.                    17

            Signatures                                           17



                                    i







                           PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.

                      Independent Accountants' Review Report



The Board of Directors and Stockholders
Peter Kiewit Sons', Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons', Inc. and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of earnings for the three and nine month periods ended September 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company's management.

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


Omaha, Nebraska
November 13, 2003



                             PETER KIEWIT SONS', INC.

                   Consolidated Condensed Statements of Earnings
                                    (unaudited)

                                    Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                 ----------------------    -------------------
                                     2003       2002       2003       2002
                                     ----       ----       ----       ----
                                 (dollars in millions, except per share data)

Revenue                           $    904   $  1,132    $  2,613   $  2,819
Cost of revenue                       (799)      (959)     (2,343)    (2,471)
                                   -------    -------     -------    -------

                                       105        173         270        348

General and administrative expenses    (58)       (49)       (173)      (150)
Gain on sale of operating assets         6          1          15         15
                                   -------    -------     -------    -------

Operating income                        53        125         112        213

Other income (expense):
  Investment income and equity
    earnings, net                        2          3          12         (6)
  Interest expense                      (5)        (1)         (6)        (2)
  Other, net                             2          4           6         10
                                   -------    -------     -------    -------
                                        (1)         6          12          2
                                   -------    -------     -------    -------

Income before income taxes and cumulative
  effect of change in accounting
  principle                             52        131         124        215

Provision for income taxes             (20)       (52)        (48)       (86)

Cumulative effect of change in accounting
 principle, net of tax                   -          -           3          -
                                   -------    -------     -------    -------

Net income                        $     32   $     79    $     79   $    129
                                   =======    =======     =======    =======

Basic earnings per share:

 Income before cumulative effect of change in
  accounting principle            $   1.12   $   2.59    $   2.63   $   4.30
 Cumulative effect of change in
  accounting principle                   -          -         .10          -
                                   -------    -------     -------    -------
Net income                        $   1.12   $   2.59    $   2.73   $   4.30
                                   =======    =======     =======    =======

Diluted earnings per share:
 Income before cumulative effect of change in
  accounting principle            $   1.08   $   2.46    $   2.53   $   4.10
 Cumulative effect of change in
  accounting principle                   -          -         .10          -
                                   -------    -------     -------    -------

Net income                        $   1.08   $   2.46    $   2.63   $   4.10
                                   =======    =======     =======    =======

       See accompanying notes to consolidated condensed financial statements.



                              PETER KIEWIT SONS', INC.

                       Consolidated Condensed Balance Sheets

                                                   September 30,
                                                       2003      December 28,
                                                   (unaudited)        2002
                                                  -------------  ------------
                                                      (dollars in millions)
                                      ASSETS
Current assets:
 Cash and cash equivalents                        $     287      $     275
 Investments                                            116            111
 Receivables, including retainage of $137 and $152
  and net of allowance of $8 and $13                    469            554
 Unbilled contract revenue                              135            128
 Contract costs in excess of related revenue             52             59
 Investment in construction joint ventures              212            258
 Deferred income taxes                                   70             45
 Other                                                   25             22
                                                   --------       --------
Total current assets                                  1,366          1,452

Property, plant and equipment, less accumulated
 depreciation and amortization of $501 and $480         350            327
Other assets                                             93             97
                                                   --------       --------

                                                  $   1,809      $   1,876
                                                   ========       ========

                       LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
 Accounts payable, including retainage of
  $69 and $67                                     $    226       $     248
 Current portion of long-term debt                      10               -
 Accrued costs on construction contracts               203             195
 Billings in excess of related costs and earnings      174             217
 Accrued insurance costs                                73              66
 Accrued payroll                                        38              37
 Other                                                  27              53
                                                   --------       --------
Total current liabilities                              751             816

Long-term debt, less current portion                    15              24
Deferred income taxes                                   41              31
Accrued reclamation                                      6              10

Minority interest                                        1               -

Preferred stock, no par value, 250,000 shares authorized,
 no shares outstanding                                   -               -
Redeemable common stock ($763 million and $849 million aggregate redemption value):
 Common stock, $.01 par value, 125 million shares authorized
  28,514,303 and 31,288,355 outstanding                  -               -
 Additional paid-in capital                            203             223
 Accumulated other comprehensive loss                   (1)             (9)
 Retained earnings                                     793             781
                                                  --------        --------
Total redeemable common stock                          995             995
                                                  --------        --------
                                                 $   1,809       $   1,876
                                                  ========        ========

     See accompanying notes to consolidated condensed financial statements.



                           PETER KIEWIT SONS', INC.

               Consolidated Condensed Statements of Cash Flows
                                (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                   -----------------------
                                                   2003             2002
                                                  ------           ------
                                                   (dollars in millions)

Cash flows from operations:
 Net cash provided by operations                 $    150         $     11
                                                  -------          -------

Cash flows from investing activities:
 Proceeds from sales of available-for-sale
  securities                                            -               10
 Proceeds from maturities of available-for-sale
  Securities                                            -                2
 Purchases of available-for-sale securities            (2)             (23)
 Proceeds from sale of stock warrants                  22                -
 Payments received on notes receivable                  4                4
 Proceeds from sales of property, plant and equipment  23               22
 Acquisitions, net of cash acquired                     -              (17)
 Capital expenditures                                 (95)            (100)
                                                  -------          -------
  Net cash used in investing activities               (48)            (102)
                                                  -------          -------

Cash flows from financing activities:
 Payments on long-term debt                             -               (1)
 Issuances of common stock                              -               29
 Repurchases of common stock                          (76)             (42)
 Dividends paid                                       (22)             (21)
 Other                                                  1                -
                                                  -------          -------
  Net cash used in financing activities               (97)             (35)
                                                  -------          -------

 Effect of exchange rates on cash                       7                -
                                                  -------          -------

Net increase (decrease) in cash and cash equivalents   12             (126)

Cash and cash equivalents at beginning of period      275              216
                                                  -------          -------

Cash and cash equivalents at end of period       $    287         $     90
                                                  =======          =======

 Non-cash investing activities:
  Stock warrants returned to owner as part of a
  contract settlement                                   3                -

 Non-cash financing activities:
  Owner account receivable converted to note
  receivable                                            2                -

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

     The Company became aware of accounting errors that occurred during 2002 on two construction contracts. The errors resulted in an understatement of 2002 net income of less than $1 million. The Company has corrected the errors during the nine months ended September 30, 2003. One correction decreased net income by $4 million during the first quarter of 2003 and the second correction increased net income by $5 million during the third quarter of 2003. The Company does not believe that the corrections of these errors are material to 2002 operations nor will they be material to 2003 operations. Excluding these adjustments, net income for the three and nine months ended September 30, 2003 was $27 and $78 million.

     The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in 2003. The adoption of FIN 45 did not have an impact on the Company's financial statements.



                            PETER KIEWIT SONS', INC.

        Notes to Consolidated Condensed Financial Statements - (Continued)


2.   Recent Accounting Pronouncements, Continued:

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest. FIN 46 requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary. FIN 46 applies immediately to variable interest entities created or in which interest is obtained after January 31, 2003. FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an interest was acquired before February 1, 2003. The Company is currently assessing the impact of the adoption of FIN 46 on those entities acquired before February 1, 2003. No significant interests in entities have been acquired after January 31, 2003. The Company does not anticipate the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations. The preliminary assessment is that the Company's investment in construction joint ventures does not qualify as a variable interest entity.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"). This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured by the issuer. SFAS 150 will be effective for the Company's next fiscal year beginning December 28, 2003. The aggregate redemption value of the Company's mandatorily redeemable common stock will be required to be presented as a liability. Changes in the aggregate redemption value of mandatorily redeemable common stock will be recorded as a charge to the income statement and will effectively eliminate net income.

3.   Acquisitions:

     On June 28, 2002, a subsidiary of the Company acquired the remaining 20% minority interest in ME Holding Inc. ("ME"), an electrical subcontractor located in Boston, Massachusetts. The payment for such minority interest was $17 million. Proforma effects of the ME acquisition were not material to the results of operations for the three and nine months ended September 30, 2002.



                            PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements - (Continued)


4.   Change in Accounting Principle:

     Effective December 29, 2002, the Company adopted, as required, the provisions of Statement of Financial Accounting Standards No. 143 (SFAS
     143), "Accounting for Asset Retirement Obligations." SFAS 143 establishes new reporting standards of accounting for the Company's reclamation liability associated with its coal mining operation. The new reporting standards require retirement obligations to be measured at fair value and displayed as a liability when incurred. Associated asset retirement costs are capitalized as part of the carrying amount of long-lived assets and subsequently are expensed over the assets' useful lives. Prior to implementing SFAS 143, reclamation liability was provided without regard to the time value of money.

     The cumulative effect of implementing SFAS 143 resulted in an increase in net income of $3 million or $.10 per share for the nine months ended September 30, 2003.

     The following unaudited pro forma information reflects the Company's results for the three and nine months ended September 30, 2003 and 2002 as if the change had been retroactively applied:

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                             ----------------------     --------------------
                                2003          2002         2003        2002
                               ------        ------       ------      ------
                               (dollars in millions, except per share data)

     Net income               $    32       $    79      $    76     $   129
                               ======        ======       ======      ======
     Net earnings per share:
       Basic                  $  1.12       $  2.58      $  2.63     $  4.28
                               ======        ======       ======      ======

       Diluted                $  1.08       $  2.46      $  2.53     $  4.08
                               ======        ======       ======      ======

     The following unaudited, pro-forma financial information reflects the Company's reclamation liability at December 28, 2002 as if the change had been retroactively applied:

                                                            December 28,
                                                                2002
                                                          ----------------
                                                        (dollars in millions)

     Reported reclamation liability, current and
       noncurrent                                         $            11
     Adjustment for SFAS 143                                           (5)
                                                           --------------

     Adjusted reclamation liability, current and
       Noncurrent                                         $             6
                                                           ==============


     Reclamation liabilities incurred, reclamation performed subject to SFAS 143 and accretion expense were each less than $.5 million for the nine months ended September 30, 2003.



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

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                             ----------------------     --------------------
                                2003          2002         2003        2002
                               ------        ------       ------      ------
                               (dollars in millions, except per share data)

Net income available to common
 stockholders                  $   32        $   79       $   79      $   129

Add:  Interest expense, net of tax effect,
 associated with convertible
 debentures                         *             1            *            1
                                -----         -----        -----       ------

Net income for diluted shares  $   32        $   80       $   79      $   130
                                =====         =====        =====       ======

Total number of weighted average shares outstanding used
 to compute basic earnings per share
 (in thousands)                28,546        30,471       28,746       30,074

Additional dilutive shares assuming
 conversion of convertible
 debentures                     1,256         1,612        1,267        1,615
                                -----         -----        -----       ------

Total number of shares used to compute
 diluted earnings per share    29,802        32,083       30,013       31,689
                               ======        ======       ======       ======

Net income:
 Basic earnings per share      $ 1.12        $ 2.59       $ 2.73       $ 4.30
                                =====         =====        =====        =====
 Diluted earnings per share    $ 1.08        $ 2.46       $ 2.63       $ 4.10
                                =====         =====        =====        =====

        * Interest expense attributable to convertible debentures was less than $.5 million



                            PETER KIEWIT SONS', INC.

         Notes to Consolidated Condensed Financial Statements - (Continued)


6.   Goodwill and Intangible Assets:

     Amortized intangibles consist of the following at September 30, 2003 and December 28, 2002:

                        September 30, 2003             December 28, 2002
                        -----------------------        -----------------------

                      Gross Carrying  Accumulated    Gross Carrying Accumulated
                        Amount        Amortization     Amount       Amortization
                     --------------  -------------  --------------- ------------
                                            (dollars in millions)

     Coal contracts  $     59       $      (12)  $      59       $       (9)
     Other                  3                -           3                -
                       ------          -------      ------          -------
                     $     62       $      (12)  $      62       $       (9)
                      =======        =========    ========        =========


     For the three months ended September 30, 2003 and 2002, amortization expense recognized on intangibles was $1 million and $1 million, respectively. Amortization expense recognized on intangibles for the nine months ended September 30, 2003 and 2002 was $3 million and $3 million, respectively.

     There were no changes in goodwill during the nine months ended September 30, 2003 from the net carrying amount of $27 million at December 28, 2002.

7.   Comprehensive Income:

     Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments, which are charged or credited to the cumulative translation account within Redeemable Common Stock. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                  --------------------     ------------------
                                    2003        2002        2003       2002
                                   ------      ------      ------     ------
                                              (dollars in millions)
     Net income                   $    32     $    79     $    79    $   129
     Other comprehensive income, before tax:
      Unrealized gains (losses) arising
       during period                   (3)         (1)          2         (6)
      Foreign currency translation
       adjustments                      5          (5)         10         (2)
     Income tax (expense) benefit related to
      items of other comprehensive
      income                           (1)          2          (5)         3
                                   ------      ------      ------     ------
     Comprehensive income         $    33     $    75     $    86    $   124
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

                               Three Months Ended        Three Months Ended
                               September 30, 2003        September 30, 2002
                              --------------------      --------------------
                            Construction     Other    Construction     Other
                            ------------     -----    ------------     -----
                                         (dollars in millions)

Revenue - external customers  $      892    $   12      $    1,121    $   11
                               =========     =====       =========     =====

Depreciation and amortization $       18    $    3      $       20    $    2
                               =========     =====       =========     =====

Operating income              $       51    $    2      $      123    $    2
                               =========     =====       =========     =====

                                Nine Months Ended        Nine Months Ended
                                September 30, 2003       September 30, 2002
                               --------------------     --------------------
                             Construction     Other   Construction     Other
                             ------------     -----   ------------     -----
                                           (dollars in millions)

Revenue - external customers  $    2,578    $   35      $     2,786   $   33
                               =========     =====       ==========    =====

Depreciation and amortization $       56    $   13      $        54   $    7
                               =========     =====       ==========    =====

Operating income              $      105    $    7      $       204   $    9
                               =========     =====       ==========    =====



                              PETER KIEWIT SONS', INC.

          Notes to Consolidated Condensed Financial Statements - (Continued)


9.   Other Matters:

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

     As previously disclosed, on August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work. The Joint Venture and its joint venture partners continue to believe they have not violated any law in connection with the work. The DOJ is also conducting a parallel civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work. Again, the Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract's terms and conditions, and are cooperating in the investigation. The Company is currently unable to determine the impact of these investigations upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

     The Company is involved in various other lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

     During the nine months ended September 30, 2003, the Company recognized additional operating income from $16 million of claim settlements on sole contract and joint venture projects. During the nine months ended September 30, 2003, the Company also recognized additional operating income from a $23 million reduction in a sole contract job loss after an agreement was reached with the project owner.

     It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. The Company has informal arrangements with a number of banks to provide such commitments. As of September 30, 2003, the Company had outstanding letters of credit of approximately $152 million.

10.  Subsequent Event:

     On October 15, 2003, the Company sold its interest in an investment limited partnership for $18 million. The carrying value of the investment at September 30, 2003 was $18 million.



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

        Results of Operations - Third Quarter 2003 vs. Third Quarter 2002

     Revenue.

     Revenue for the third quarter of 2003 consisted of $627 million from sole contracts, $265 million from joint ventures and $12 million from other sources, primarily coal sales. Total revenues decreased $228 million or 20.1% from the same period in 2002. The decrease was primarily attributable to the completion of significant projects located in Canada and the southwest and southeast regions of the United States.

     Contract backlog was $3.6 billion and $4.2 billion at September 30, 2003 and December 28, 2002, respectively. The decrease in backlog is primarily due to less new work awarded during the nine months ended September 30, 2003 than the historical average for the same period. Backlog included $2.2 billion for sole contracts and $1.4 billion for the Company's share of joint ventures at September 30, 2003. Foreign operations, located primarily in Canada, represent 6.9% of backlog at September 30, 2003. Domestic projects are spread geographically throughout the U.S. The Company's share of a highway contract in Colorado and bridge contracts in California and Washington make up 40% of total backlog at September 30, 2003.

     Margin.

     Margins for the third quarter of 2003 consisted of $71 million from sole contracts, $30 million from joint ventures and $4 million from other sources. Total margin decreased $68 million or 39.3% from the same period in 2002. Total margin as a percentage of revenue for the third quarter of 2003 decreased to 11.6% compared to 15.3% in 2002. The decreased margin percentage is primarily attributable to a decrease in claim settlements and significant increases in job cost overruns. The margin decreases were partially offset by a reduction in job losses.

     General and Administrative Expenses.

     General and administrative expenses for the third quarter of 2003 increased $9 million from the same period in 2002. As a percentage of revenue, general and administrative expenses for the third quarter of 2003 increased to 6.4% compared to 4.3% for the same period in 2002. Overall, the Company experienced an increase in general and administrative expenses, primarily compensation and travel, as a result of several operating offices expanding to markets outside of their previous territories and an increase in profit sharing expense.

     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets during the third quarter of 2003 increased $5 million from the same period in 2002. Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.



     Investment Income and Equity Earnings, net.

     Investment income and equity earnings decreased $1 million for the third quarter of 2003 from the same period in 2002. During the third quarter 2002, the Company recognized a $4 million unrealized holding gain on an investment in stock warrants which was partially offset by a $2 million unrealized holding loss on an investment in an investment limited partnership.

     Interest Expense.

     During the third quarter of 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

     Other, net.

     Other income is comprised primarily of mine management fee income. The Company's fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement. Fees for these services for the third quarter of 2003 and 2002 were $1 million and $2 million, respectively.

     Provision for Income Taxes.

     The effective income tax rates for the third quarter of 2003 and 2002 were 39% and 40%, respectively. In 2002, the rate differs from the federal statutory rate of 35% primarily due to state income taxes and costs capitalized for tax purposes in anticipation of a corporate conversion to a limited partnership. In 2003, the rate decreased as the Company abandoned its pursuit of a potential conversion to a limited partnership and expects to deduct the accumulated costs during 2003 which were previously capitalized for tax purposes.

            Results of Operations - Nine Months 2003 vs. Nine Months 2002

     Revenue.

     Revenue for the nine months ended September 30, 2003 consisted of $1,751 million from sole contracts, $827 million from joint ventures and $35 million from other sources, primarily coal sales. Total revenues decreased $206 million or 7.3% from the same period in 2002. The decrease was primarily attributable to the completion of significant projects located in Canada and the southwest and southeast regions of the United States.

     Margin.

     Margins for the nine months ended September 30, 2003 consisted of $174 million from sole contracts, $83 million from joint ventures and $13 million from other sources. Total margin decreased $78 million or 22.4% from the same period in 2002. Total margin as a percentage of revenue for the nine months ended September 30, 2003 decreased to 10.3% compared to 12.3% in 2002. The decreased margin percentage is primarily attributable to an increase in job losses. The margin decreases were partially offset by an increase in claim settlements.

     General and Administrative Expenses.

     General and administrative expenses for the nine months ended September 30, 2003 increased $23 million from the same period in 2002. As a percentage of revenue, general and administrative expenses for the nine months ended September 30, 2003 increased to 6.6% compared to 5.3% for the same period in 2002. Overall, the Company experienced an increase in general and administrative expenses, primarily compensation and travel, as a result of several operating offices expanding to markets outside of their previous territories and an increase in profit sharing expense.



     Gain on Sale of Operating Assets.

     Net gains on the disposition of property, plant and equipment and other assets during the nine months ended September 30, 2003 and 2002 were each $15 million. Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

     Investment Income and Equity Earnings, net.

     Investment income and equity earnings increased $18 million for the nine months ended September 30, 2003 from the same period in 2002. The Company sold its investment in stock warrants during the nine months ended
September 30, 2003 and recognized a $6 million gain (comprised of a $3 million gain on the sale and an unrealized gain of $3 million due to change in market value prior to the sale) as compared to an $8 million unrealized holding loss for the same period in 2002. During the nine months ended September 30, 2002, the Company also recognized a $3 million unrealized holding loss on an investment in an investment limited partnership.

     Interest Expense.

     During the nine months ended September 30, 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

     Other, net.

     Other income is comprised primarily of mine management fee income. The Company's fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement. Fees for these services for the nine months ended September 30, 2003 and 2002 were $3 million and $5 million, respectively. The decrease was primarily attributed to a decrease in operating income related to restructuring charges incurred at one of the mines during the nine months ended September 30, 2003.

     Provision for Income Taxes.

     The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 39% and 40%, respectively. In 2002, the rate differs from the federal statutory rate of 35% primarily due to state income taxes and costs capitalized for tax purposes in anticipation of a corporate conversion to a limited partnership. In 2003, the rate decreased as the Company abandoned its pursuit of a potential conversion to a limited partnership and expects to deduct the accumulated costs during 2003 which were previously capitalized for tax purposes.

        Financial Condition - September 30, 2003 vs. December 28, 2002

     Cash and cash equivalents increased $12 million to $287 million at September 30, 2003 from $275 million at December 28, 2002. The increase reflects net cash provided by operations of $150 million and effect of exchange rates of $7 million, offset by net cash used in investing activities of $48 million and $97 million used in financing activities.

     Net cash provided by operating activities for the nine months ended September 30, 2003 increased by $139 million to $150 million as compared to the same period in 2002. This increase was primarily due to the collection of accounts receivable on certain significant projects and an increase in distributions from construction joint ventures. Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

     Net cash used in investing activities for the nine months ended September 30, 2003 decreased by $54 million to $48 million as compared to the same period in 2002. This decrease was due primarily to proceeds received from the sale of stock warrants during 2003 of $22 million, a decrease in purchases of securities of $21 million, a $17 million decrease in acquisitions and a decrease of cash used for capital expenditures of $5 million. This decrease was partially offset by a reduction in proceeds from sales and maturities of available-for-sale securities of $10 million.



     Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

     Net cash used in financing activities for the nine months ended September 30, 2003 increased by $62 million to $97 million as compared to the same time period in 2002. This increase was primarily due to the timing of common stock sales, which did not occur until October 2003, and an increase in repurchases of common stock of $34 million due primarily to stockholder retirements.

     Liquidity.

     During the nine months ended September 30, 2003 and 2002, the Company expended $95 million and $117 million, respectively, on capital expenditures and acquisitions, net of cash acquired. The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts. Cash generated by joint ventures, while readily available, historically is not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied. Other long-term liquidity uses include the payment of income taxes and the payment of dividends. As of September 30, 2003, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures. The current portion of long-term debt is $10 million. PKS paid dividends during the nine months ended September 30, 2003 and 2002 of $22 million and $21 million, respectively. These amounts were determined by the Board of Directors and were paid in January and May of each such year. The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

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

     Other.

     The Company recognized revenue of $3 million and $33 million for the three and nine months ended September 30, 2002, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2003, respectively, in connection with construction, mine management and other services provided by the Company to Level 3 Communications, Inc. As of December 28, 2002 and September 30, 2003, accounts receivable from Level 3 Communications, Inc. were $30 million and $-, respectively. Two members of the Company's board of directors are currently also directors of Level 3 Communications, Inc.

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

     As of September 30, 2003, the Company was a limited partner in an investment limited partnership. The Company sold its investment in the investment limited partnership during October 2003 for $18 million. The carrying value of the investment at September 30, 2003 was $18 million.

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


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     As previously disclosed, on August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work. The Joint Venture and its joint venture partners continue to believe they have not violated any law in connection with the work. The DOJ is also conducting a parallel civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work. Again, the Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract's terms and conditions, and are cooperating in the investigation.

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

Date:  November 13, 2003           PETER KIEWIT SONS', INC.



                                   /s/  Michael J. Piechoski
                                   Michael J. Piechoski
                                   Vice President and Chief Financial Officer



