Form 10-K
period 2003-12-27
PETER KIEWIT SONS INC /DE/
filed 2004-03-04
CIK 1044430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 27, 2003	000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware	91-1842817
(State of Incorporation)	(I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska	68131
(Address of principal executive offices)	(Zip Code)

(402) 342-2052
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The registrant’s stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

29,955,901 shares of the registrant’s $0.01 par value Common Stock were issued and outstanding on March 4, 2004.

Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Forward Looking Statements.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Peter Kiewit Sons', Inc. (“PKS,” which together with its subsidiaries is referred to herein as the “Company”).  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

General.

The Company is one of the largest construction contractors in North America. PKS was incorporated in Delaware in 1997, and is a successor to a Delaware corporation that was incorporated in 1941, which itself was the successor of a construction business enterprise founded in Omaha, Nebraska in 1884.

The Construction Business.

The Company and its joint ventures perform construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 2003 were distributed among the following construction markets (approximately, by percentage of the Company’s share of total contract value): transportation (including highways, bridges, airports, mass transit and rail) – 61.9%; building – 16.3%; water supply/dams – 5.4%; petroleum – 4.7%; sewage and solid waste – 3.0%; power, heat, cooling – 1.7% and all other markets – 7.0%.  Revenue earned during 2003 was distributed among the following construction markets (approximately, by percentage of revenue earned): transportation (including highways, bridges, airports, mass transit and rail) – 50.1%; power, heat, cooling – 25.7%; building – 11.9%; sewage and solid waste – 2.0%; petroleum – 1.8%; water supply/dams – 1.7%; and all other markets – 6.8%.

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

Contract Types.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

Government Contracts.

Public contracts accounted for approximately 81% of the combined prices of contracts awarded to the Company and 68% of revenue earned by the Company during 2003.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

Competition.

A contractor’s competitive position is based primarily on its prices for construction services, ability to obtain performance bonds and in certain instances, its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power.  In 2003, Engineering News Record, a construction trade publication, ranked the Company as the seventh largest United States contractor in terms of 2002 revenue.  Also in terms of 2002 revenue, it ranked the Company first in the construction markets of bridges, highways, water supply and dams, second in transportation (including mass transit and rail) and sanitary and storm sewers, and in the top ten of various other markets.

Demand.

The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.

Backlog.

At the end of 2003 and 2002, the Company had backlog (anticipated revenue from uncompleted contracts) of approximately $3.7 billion and $4.2 billion, respectively.  Of current backlog, approximately $1.6 billion is not expected to be completed during 2004.  Additionally, the Company was low bidder on $.9 billion and $.2 billion of jobs that have not yet been awarded at December 27, 2003 and December 28, 2002, respectively.  In 2003, the Company was the successful bidder on 288 jobs with total contract prices of approximately $2.0 billion, an average price of approximately $6.9 million per job.  There were 18 new projects with contract prices over $25 million, accounting for approximately 60% of the successful bid volume.  The Company’s share of a highway contract in Colorado and bridge contracts in California and Washington make up 36% of backlog at December 27, 2003.  A single owner in the western region of the United States makes up 15% of total backlog at December 27, 2003

Joint Ventures.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers will be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  In 2003, the Company derived approximately 86% of its joint venture revenue from sponsored joint ventures and approximately 14% from non-sponsored joint ventures.  The Company’s share of joint venture revenue accounted for approximately 31% of its 2003 total revenue.

Locations.

The Company has 21 principal operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets.  During 2003, the Company had projects in 31 states, Puerto Rico and 7 Canadian provinces.  Financial information about geographic areas for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 is included in Note 12 of the "Notes to Consolidated Financial Statements".

Environmental Protection.

Compliance with the U.S. and Canadian federal, state, provincial and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, results of operations, or competitive position of the Company.

Employees.

At the end of 2003, the Company employed approximately 15,000 people.  Included in this number are approximately 4,300 employees subject to various collective bargaining agreements with labor unions.  During 2003, the Company was a participant in approximately 120 collective bargaining agreements.  These agreements typically expire within 1 to 3 years.  The Company considers relations with its employees and labor unions to be good.

Available Information.

Financial and other information of the Company can be accessed at its website www.kiewit.com.  The Company makes available at its website its periodic annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

The Company’s headquarters facilities are located in Omaha, Nebraska and are owned by the Company. The Company also has 20 district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 14 of which are located in owned facilities and 6 of which operate from leased facilities.  The Company also has 17 area offices located in Alaska, California, Colorado, Florida, Hawaii, Illinois, Nebraska, New Mexico, New York, Pennsylvania, Rhode Island, British Columbia and Ontario, 1 of which is an owned facility and 16 of which are leased facilities.  The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries.  Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,400 portable offices, shops and transport trailers. The Company has a large equipment fleet, including approximately 3,300 trucks, pickups and automobiles and 1,400 heavy construction vehicles, such as graders, scrapers, backhoes and cranes.  Joint ventures in which the Company is a participant also own approximately an additional 210 portable offices, shops and transport trailers, 660 trucks, pickups and automobiles and 210 heavy construction vehicles.

Item 3. Legal Proceedings.

On April 21, 2001, PKS and a subsidiary of PKS, Bibb and Associates, Inc. (“Bibb”), were named in a complaint (the “Complaint”) filed by Kansas City Power & Light (“KCPL”) in the Circuit Court of Jackson County, Missouri (the “Court”) with respect to a January 13, 1999 explosion at KCPL’s Hawthorn No. 5 power plant.  The Complaint lists numerous defendants, in addition to PKS and Bibb, and alleges damages in excess of $450 million.  On June 25, 2003, the Court dismissed all claims against PKS for lack of personal jurisdiction.  In December 2003, the case was settled as to Bibb and PKS.  The total liability incurred by Bibb and PKS was less than $1 million.

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  On January 27, 2004, the Court issued an order to stay the proceedings until June 17, 2004, pending the results of the investigation of the allegations set forth in the suit by the Special Litigation Committee of the Level 3 Board of Directors.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

As previously disclosed, on August 7, 2003, BBC-MEC, a Joint Venture (the “Joint Venture”), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received “target letters” from the U.S. Department of Justice and the United States Attorney for the District of Connecticut (“DOJ”), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work.  The DOJ agreed to enter into a tolling agreement, allowing them more time to investigate before taking any further action, tolling the running of the statute of limitations until April 23, 2004.  The DOJ recently proposed an extension to that agreement until July 2004 in order to consider additional information provided by the Joint Venture.  The Joint Venture and its joint venture partners continue to believe they have not violated any law in connection with the work.  The DOJ is also conducting a parallel civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work. Again, the Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract’s terms and conditions, and are cooperating in the investigation. The Company is currently unable to determine the impact of these investigations upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is party to many other pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the three months ended December 27, 2003.

Item 4A. Executive Officers of the Registrant.

The table below shows information as of March 4, 2004, about each executive officer of PKS, including his business experience during the past five years. PKS’ executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name	Business Experience	Age

John B. Chapman	Mr. Chapman has been a Vice President of PKS since August 1997.	58

Lawrence J. Cochran	Mr. Cochran has been a Vice President of PKS since March 2003. Mr. Cochran has served as an Area Manager for Kiewit Pacific Co., a subsidiary of the Company, since 1997.	48

Richard W. Colf	Mr. Colf has been a director of PKS since August 1997. Mr. Colf has been an Executive Vice President of PKS since July 1998. Mr. Colf is a member of the Executive Committee of PKS.	60

Bruce E. Grewcock	Mr. Grewcock has been a director of PKS since August 1997. Mr. Grewcock has been President and Chief Operating Officer of PKS since December 2000 and was an Executive Vice President of PKS from August 1997 until December 2000. Mr. Grewcock is a member of the Executive Committee of PKS.	50

Norman D. Holly	Mr. Holly has been Associate General Counsel and a Vice President of PKS since May 2003. Mr. Holly was a Senior Attorney for PKS for more than five years prior to May 2003.	57

Allan K. Kirkwood	Mr. Kirkwood has been a director of PKS since August 1997. Mr. Kirkwood has been an Executive Vice President of PKS since July 1998. Mr. Kirkwood is a member of the Executive Committee of PKS.	60

Ben E. Muraskin	Mr. Muraskin has been the Treasurer of PKS since June 2003 and a Vice President of PKS since January 2000. Mr. Muraskin was a partner at Alston & Bird LLP from January 1999 to December 1999, and an associate at that firm from May 1992 to January 1999.	40

Douglas E. Patterson	Mr. Patterson has been a director of PKS since June 2001. Mr. Patterson has been Executive Vice President of PKS since November 2001. Mr. Patterson was President of Gilbert Central Corp., Gilbert Industrial Corporation and Kiewit Engineering Co., all subsidiaries of PKS, from June 1999 to June 2001. Mr. Patterson was Senior Vice President of Kiewit Construction Company, a subsidiary of PKS, from July 1996 to June 1999. Mr. Patterson is a member of the Executive Committee of PKS.	52

Gerald S. Pfeffer	Mr. Pfeffer has been a Vice President of PKS since April 1998.	58

Michael J. Piechoski	Mr. Piechoski has been Chief Financial Officer of PKS since November 2002 and a Vice President of PKS since June 2000. Mr. Piechoski was Treasurer of PKS from June 2000 to June 2003. Mr. Piechoski was Director of Audit of PKS from April 1999 to June 2000. Mr. Piechoski was Chief Accounting Officer of United Metro Materials, Inc., a former subsidiary of PKS, for more than five years prior to March 1999.	50

Jerry C. Porter	Mr. Porter has been a Vice President of PKS since May 2000. Mr. Porter has been the design/build manager of PKS since September 1999. Mr. Porter was a construction design manager for Kiewit Pacific Co. from September 1996 until September 1999.	60

Tobin A. Schropp	Mr. Schropp has been the Senior Vice President of PKS since November 2002 and General Counsel and Secretary of PKS since September 1998. Mr. Schropp was a Vice President of PKS from September 1998 to November 2002.	41

Kenneth E. Stinson	Mr. Stinson has been a director and Chairman of PKS since August 1997. Mr. Stinson has been Chief Executive Officer of PKS since March 1998 and was President of PKS from August 1997 until December 2000. Mr. Stinson is also currently a director of ConAgra Foods, Inc. and Valmont Industries, Inc. Mr. Stinson is the Chairman of the Executive Committee of PKS.	61

Michael J. Whetstine	Mr. Whetstine has been the Controller and Assistant Secretary of PKS since September 2003. Mr. Whetstine served as Controller for DTN Corporation from January 2001 to August 2003, and was Assistant Controller from February 2000 to January 2001. Mr. Whetstine was affiliated with PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand) for more than five years prior to February 2000.	37

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

As of December 27, 2003, PKS' $0.01 par value common stock ("Common Stock") was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

Company Repurchase Obligation.

Pursuant to the terms of PKS’ Restated Certificate of Incorporation ("Certificate"), PKS is generally required to repurchase shares of Common Stock at a formula price upon demand.  Common Stock can generally be issued only to employees and directors of the Company and can be resold only to PKS at a formula price based on the year-end book value of PKS.

Formula Price.

The formula price of the Common Stock is based on the book value of PKS.  A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company’s construction activities (approximately $103 million at December 27, 2003).

Restrictions.

Ownership of Common Stock is generally restricted to active Company employees and directors and conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  Upon retirement, termination of employment, or death, PKS is generally required to repurchase the Common Stock at the applicable formula price.

Stockholders.

On March 4, 2004, PKS had the following numbers of stockholders and outstanding shares:

Class of Stock	Stockholders		Outstanding Shares
Common Stock	1,558		29,955,901

Dividends and Prices.

The chart below sets forth the cash dividends declared or paid on the Common Stock during 2001, 2002 and 2003, and the formula price after each dividend payment.

Dividend Declared	Dividend Paid	Dividend Per Share	Price Adjusted	Formula Price

October 27, 2000	January 5, 2001	$0.30	December 30, 2000	$17.70
April 27, 2001	May 1, 2001	$0.35	May 1, 2001	$17.35
October 26, 2001	January 4, 2002	$0.30	December 28, 2002	$21.50
April 26, 2002	May 1, 2002	$0.40	May 1, 2002	$21.10
October 25, 2002	January 6, 2003	$0.35	December 28, 2002	$27.15
April 25, 2003	May 1, 2003	$0.40	May 1, 2003	$26.75
October 31, 2003	January 5, 2004	$0.40	December 27, 2003	$32.45

PKS’ current dividend policy is to pay a regular dividend on Common Stock based on a percentage of the prior year’s ordinary income, with any special dividends to be based on extraordinary income.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1999 through 2003, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements.

	Fiscal Year Ended
	2003	2002	2001	2000	1999
	(dollars in millions, except per share amounts)
Results of operations:
Revenue	$3,375	$3,699	$3,871	$4,463	$3,586

Income from continuing operations	$157	$193	$175	$161	$137
Income from discontinued operations (1)	-	-	-	18	28

Net income	$157	$193	$175	$179	$165

Per common share:
Basic:
Income from continuing operations	$5.38	$6.37	$5.72	$4.97	$4.00
Income from discontinued operations (1)	-	-	-	.57	.81

Net income	$5.38	$6.37	$5.72	$5.54	$4.81

Diluted:
Income from continuing operations	$5.18	$6.08	$5.49	$4.83	$3.91
Income from discontinued operations (1)	-	-	-	.55	.80

Net income	$5.18	$6.08	$5.49	$5.38	$4.71

Dividends (2)	$.80	$.75	$.65	$.58	$.52
Formula price (3)	$32.45	$27.15	$21.50	$17.70	$20.63
Book value	$36.55	$31.80	$26.44	$21.56	$24.01

Financial position:
Total assets	$1,859	$1,876	$1,594	$1,401	$1,599
Current portion of
long-term debt	$10	$-	$1	$1	$4
Long-term debt, net of current portion	$22	$24	$25	$12	$18

Redeemable common stock (4)	$1,106	$995	$835	$696	$837

(1) On September 30, 2000, PKS effected a spin-off of its materials business to stockholders. PKS has reclassified the results of its materials business as discontinued operations.

(2) The 2003, 2002, 2001, 2000 and 1999 dividends include $.40, $.35, $.30, $.30 and $.27 for dividends declared in those years, respectively, but paid in January of the subsequent year.

(3) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(4)

Ownership of Common Stock is generally restricted to active Company employees and directors of PKS and conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  Upon retirement, termination of employment, or death, PKS is generally required to repurchase the Common Stock at the applicable formula price.  The aggregate redemption value of Common Stock at December 27, 2003 and December 28, 2002 was $981 million and $849 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company primarily operates in the construction industry and currently has one reportable operating segment.  The Construction segment performs services for a broad range of public and private customers primarily in the United States and Canada.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; mining; and telecommunication infrastructure.  Sources of revenue for the “other” category consist primarily of the Company’s coal sales.

The construction industry is highly competitive and lacks firms with dominant market power.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  Public contracts accounted for approximately 81% of the combined prices of contracts awarded to the Company and 68% of revenue earned by the Company during 2003.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

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

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount. Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  In 2003, the Company derived approximately 86% of its joint venture revenue from sponsored joint ventures and approximately 14% from non-sponsored joint ventures.  The Company’s share of joint venture revenue accounted for approximately 31% of its 2003 total revenue.

Due to its competitive nature, the construction industry experiences lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables a contractor to bid work more competitively and also to complete the work profitably.  Further, since the formula price of Common Stock is based upon the Company’s book value, formula price is primarily driven by the Company’s ability to complete projects profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations 2003 vs. 2002

Revenue.

Total revenues decreased $324 million or 8.8.% from the same period in 2002.  Significant projects located in Canada and the southwest and southeast regions of the United States that were completed during the year were not fully offset by the start of new work as significant projects in the northwest region of the United States were delayed due to unanticipated site conditions and environmental issues.   Additionally, in 2002 the Company received a nonrecurring early completion bonus of $28 million on a significant power plant project.  Lastly, claim settlements decreased to $28 million for the year ended December 27, 2003 from $92 million for the same period in 2002.  The Company recognizes claims in the period in which they are settled.  As a result, the amount of claims settlements recognized varies with both the amount of settlements outstanding and the stage of the negotiation process for each claim.

Contract backlog was $3.7 billion and $4.2 billion at December 27, 2003 and December 28, 2002, respectively.  Additionally, the Company was low bidder on $902 million and $209 million of jobs that had not been awarded at December 27, 2003 and December 28, 2002, respectively.  Backlog included $2.1 billion for sole contracts and $1.6 billion for the Company’s share of joint ventures at December 27, 2003.  Foreign operations, located primarily in Canada, represent 5.3% of backlog at December 27, 2003.  Domestic projects are spread geographically throughout the U.S.  The Company’s share of a highway contract in Colorado and bridge contracts in California and Washington make up 36% of total backlog at December 27, 2003.  A single owner in the western region of the United States makes up 15% of total backlog at December 27, 2003.

Margin.

Total margin decreased $66 million or 12.8% from the same period in 2002.  Total margin as a percentage of revenue for the twelve months ended December 27, 2003 decreased to 13.3% compared to 13.9% in 2002.  The decreased margin percentage is primarily attributable to a decrease in claim settlements.  Claim settlements for the twelve months ended December 27, 2003 and December 28, 2002 were $28 million and $92 million, respectively.  Additionally, in 2002 the Company received a nonrecurring early completion bonus of $28 million on a significant power plant project.  These reductions were offset by the recognition of additional operating income through a $37 million reduction in a sole contract job loss after an agreement was reached with the project owner during 2003.

General and Administrative Expenses.

General and administrative expenses for the twelve months ended December 27, 2003 increased $24 million from the same period in 2002.  As a percentage of revenue, general and administrative expenses for the twelve months ended December 27, 2003 increased to 6.6% compared to 5.4% for the same period in 2002.  The Company experienced an increase in compensation and travel as a result of several operating offices expanding to markets outside of their previous territories and increased estimating efforts.  Additional factors were an increase in profit sharing expense offset by a reduction in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the twelve months ended December 27, 2003 and 2002 were $12 million and $11 million, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income and Equity Earnings, net.

Investment income and equity earnings increased $18 million for the twelve months ended December 27, 2003 from the same period in 2002.  The Company sold its investment in stock warrants during the twelve months ended December 27, 2003 and recognized a $6 million gain as compared to a $4 million unrealized holding loss for the same period in 2002.  During the twelve months ended December 28, 2002, the Company also sold shares in a stock mutual fund at a $7 million loss.

Interest Expense.

During the twelve months ended December 27, 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).  Look back interest is calculated every year and was less than $1 million in 2002.  The 2003 look back interest, however, increased significantly due to the receipt of significant claims that had been in negotiation for a number of years.

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the twelve months ended December 27, 2003 and December 28, 2002 were $5 million and $7 million, respectively.  The decrease was primarily attributed to a decrease in operating income related to restructuring charges incurred at one of the mines during the twelve months ended December 27, 2003.

Provision for Income Taxes.

The effective income tax rates for the twelve months ended December 27, 2003 and 2002 were 38.4% and 41.7%, respectively.  In 2002, the rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes and costs capitalized for tax purposes in anticipation of a proposed corporate conversion to a limited partnership.  In 2003, the rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes, offset in part by the expected deduction of previously capitalized costs related to the Company’s abandoned pursuit of a proposed conversion to a limited partnership.

Results of Operations 2002 vs. 2001

Revenue.

Total revenues decreased $172 million or 4% from the same period in 2001.  The decrease was primarily attributed to a $702 million reduction in revenue earned on a significant fiber optic project for the twelve months ended December 28, 2002 from the same period in 2001.  This project was substantially complete at the end of 2001.  Offsetting the decrease were increases in other sole contract projects of $15 million, joint venture projects of $514 million and other sources of $1 million.  The joint venture increase is primarily attributable to a $417 million increase in revenue on four significant transportation projects.  Also offsetting the decrease was an increase in claim settlements of $67 million on various sole contract and joint venture projects.  Claim settlements for the twelve months ended December 28, 2002 and December 29, 2001 were $92 million and $25 million, respectively.

Contract backlog was $4.2 billion at December 28, 2002 and December 29, 2001.  Backlog included $2.2 billion for sole contracts and $2.0 billion for the Company’s share of joint ventures at December 28, 2002.  Foreign operations, located primarily in Canada, represent 5.6% of backlog at December 28, 2002.  Domestic projects are spread geographically throughout the U.S.  The Company’s share of a highway contract in Colorado and bridge contracts in California and Washington make up 41% of total backlog at December 28, 2002.

Margin.

Total margin increased $87 million or 20% from the same period in 2001.  Excluding the significant fiber optic project for 2002 and 2001, construction margin (including both sole contracts and the Company’s share of joint ventures), as a percentage of revenue, increased to 13.6% compared to 9.5%.  Margins increased due to several factors.  Claim settlements on various sole contract and joint venture projects increased by $67 million for the twelve months ended December 28, 2002 when compared to the same period in 2001.  Claim settlements for the twelve months ended December 28, 2002 and December 29, 2001 were $92 million and $25 million, respectively.  During 2002, the Company received an early completion bonus of $28 million on a significant power plant project.  The Company also experienced a $45 million reduction in job losses for the twelve months ended December 28, 2002 when compared to the same period in 2001.  The decrease in job losses was attributed to the Company’s emphasis on continuous improvements in cost containment efforts.  Also contributing to increased margin was an increase in significant high risk projects with increased bonding requirements.  These projects generally provide higher margins due to the increased risk and limited number of bidders willing or able to take such risks. The increase in margin was partially offset by a $114 million decrease in margins on a significant fiber optic project for the twelve months ended December 28, 2002 as compared to the same period in 2001.  This project was substantially complete at the end of 2001.

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

Other, net.

Other income is comprised primarily of mine management fee income.  Fees for these services for the twelve months ended December 28, 2002 and December 29, 2001 were $7 million and $5 million, respectively.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  The mines earn the majority of their revenues under long-term contracts.  The remainder of the mines’ sales are made on the spot market where prices are substantially lower than those of the long-term contracts.

Provision for income taxes.

The effective income tax rates for the twelve months ended December 28, 2002 and December 29, 2001 were 41.7% and 38.3%, respectively.  These rates differ from the federal statutory rate of 35% primarily due to state and foreign income taxes, currently non-deductible costs associated with a potential corporate conversion to a limited partnership and settled prior year tax adjustments.

Financial Condition – December 27, 2003 vs. December 28, 2002

Cash and cash equivalents increased $206 million to $481 million at December 27, 2003 from $275 million at December 28, 2002.  The increase reflects net cash provided by operations of $294 million and effect of exchange rates of $7 million offset by net cash used in investing activities of $45 million and $50 million used in financing activities.

Net cash provided by operating activities for the twelve months ended December 27, 2003 increased by $80 million to $294 million as compared to the same period in 2002.  This increase was primarily due to the collection of accounts receivable and the distribution of accumulated joint venture earnings on certain significant projects that were completed or substantially completed during 2003.  This increase was partially offset by a reduction in trade accounts payable.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the twelve months ended December 27, 2003 decreased by $74 million to $45 million as compared to the same period in 2002.  Purchases of available-for-sale securities decreased $39 million and acquisitions decreased $17 million while proceeds received from the sales and maturities of securities and investments increased $14 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the twelve months ended December 27, 2003 increased by $14 million to $50 million as compared to the same time period in 2002.  This increase was primarily due to an increase in repurchases of common stock of $33 million.  This increase was partially offset by an increase in issuances of common stock of $9 million and an increase in issuances of convertible debentures of $9 million.

Liquidity.

During 2003, 2002 and 2001, the Company expended $112 million, $141 million and $176 million, respectively, on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, historically is not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  Other than the Asset Purchase Agreement described in the next paragraph, as of December 27, 2003, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $10 million.  PKS paid dividends during the twelve months ended December 27, 2003 and December 28, 2002 of $22 million and $21 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  PKS also has the commitment to repurchase its Common Stock at any time during the year from shareholders.

The Company has entered into an Asset Purchase Agreement (the “Agreement”) to acquire a coal mining entity in the Powder River Basin of Wyoming for approximately $82 million plus the assumption of certain liabilities.  Closing of the Agreement is subject to certain regulatory approvals that have not yet been and may not be received.  If all regulatory approvals are received, the Company hopes to complete the transaction by the end of the second quarter of 2004.

The Company’s current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities.  The Company does not presently have any committed bank credit facilities.  In the past, the Company has been able to borrow on satisfactory terms.  The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

At the December 10, 2003 meeting of the PKS' Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to participate on a pro rata basis to their respective ownership of Common Stock.  As currently contemplated, the value of the Fund interests is anticipated to be between 25% and 33% of the aggregate redemption value of the currently issued and outstanding PKS Stock.  However, the actual value of the Fund interests would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the requirements noted in the preceding paragraphs. Consequently, there is no assurance that PKS would actually undertake to form the Fund or distribute the Fund interests to stockholders, or whether the actual value of the Fund interests to be distributed would be more or less than currently anticipated.

Contractual Obligations.
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)

Operating leases	$36	$12	$15	$6	$3
Purchase obligations	1,350	1,014	329	5	2
Long-term debt	32	10	-	-	22
Noncurrent deferred income taxes	50	6	6	8	30
Accrued reclamation	12	-	1	1	10

Total	$1,480	$1,042	$351	$20	$67

Purchase obligations include the Company’s payables, purchase orders and other contractual obligations.  Purchase orders may include authorizations to purchase rather than binding agreements.  Other contractual obligations consist primarily of agreements with subcontractors and suppliers of construction materials.  If a construction project is canceled at the convenience of the owner, the Company can also generally cancel the underlying purchase obligations without penalty.

Contractual obligations related to accrued reclamation are provided based on undiscounted estimated future cash flows, however, the accrued reclamation liability on the Consolidated Balance Sheet is discounted in accordance with Statement of Financial Accounting Standards No. 143.

Off-Balance Sheet Arrangements.

During 2003 and 2002, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Critical Accounting Policies.

Revenue Recognition -– Construction Contracts:

The Company uses the percentage of completion method of accounting.  For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company’s engineering estimate based on the amount of work performed, is applied to total estimated revenue.  For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit.  Provision is made for the entire amount of future estimated losses on construction contracts in progress normally through the accrual of additional costs of revenue; claims and change orders for additional contract compensation, however, are not reflected in the accounts until they are settled.  Claims and change orders are considered settled when cash is received or upon receipt of a signed written agreement.  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

Income Taxes:

The Company recognizes a current tax provision for its estimated tax liability on its current year tax returns.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are recognized when it is anticipated that some or all of a deferred tax asset would not be realized.

Investments:

The Company evaluates its investments for other than temporary declines in value.  Several factors are analyzed in evaluating investments including an analysis of the relevant company, its industry, valuation levels and subsequent developments.  Unrealized losses that are determined to be other than temporary are recognized in net income.

Construction Joint Ventures:

The Company participates in various construction joint ventures.  Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project.  The Company selects its joint venture partners based on its analysis of the prospective venturer’s construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria.  The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the contract are limited to the Company’s stated percentage interest in the project.  The venture’s contract with the project owner typically requires joint and several liability, however the Company’s agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project.  Under these agreements, if one partner is unable to bear its share of the costs, the other partners will be required to pay those costs.  The Company regularly evaluates the financial stability of its business partners.  Investments in construction joint ventures are accounted for under the equity method in the consolidated balance sheet.  The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost.  Depreciation for the majority of the Company’s property, plant and equipment is calculated using accelerated methods.  The estimated useful lives of the Company’s property, plant and equipment are as follows:

Land improvements 10 – 15 years
Buildings 5 – 39 years
Equipment 3 – 20 years

A change in depreciation methods or estimated useful lives could have a significant impact to income.

Accrued Insurance Costs:

The Company is self-insured for certain general, auto and worker’s compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported.  The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money.  It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term.

Other.

The Company recognized revenue of $6 million, $34 million and $783 million during 2003, 2002 and 2001, respectively, in connection with construction, mine management and other services provided by the Company to Level 3 Communications, Inc. (“Level 3”).  Accounts receivable from Level 3 at December 27, 2003 and December 28, 2002 were $- million and $30 million, respectively.  Two directors of PKS are currently also members of the board of directors of Level 3.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper of maturities less than 90 days, US Government debt obligations and money market, stock and bond mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks.  These risks, among others, can result in loss of principal.  The majority of the Company’s investments consist of holdings in a money market mutual fund.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited the accompanying consolidated balance sheets of Peter Kiewit Sons’, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for each of the years in the three-year period ended December 27, 2003.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peter Kiewit Sons’, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As required by Statement of Financial Accounting Standards (SFAS) No. 143 and as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

As required by SFAS No. 142 and as discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

KPMG LLP

Omaha, Nebraska
March 2, 2004

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
For the three fiscal years ended December 27, 2003

	2003	2002	2001
	(dollars in millions, except per share data)

Revenue	$3,375	$3,699	$3,871
Cost of revenue	(2,927)	(3,185)	(3,444)
	448	514	427

General and administrative expenses	(223)	(199)	(184)
Gain on sale of operating assets	12	11	20

Operating income	237	326	263

Other income (expense):
Investment income (loss) and equity earnings	14	(4)	16
Interest expense	(7)	(3)	(3)
Other, net	6	12	11
	13	5	24

Income before income taxes, minority interest and cumulative
effect of change in accounting principle	250	331	287

Income tax expense	(96)	(138)	(110)

Minority interest in income of consolidated subsidiaries,
net of tax	-	-	(2)

Income before cumulative effect of
change in account principle	154	193	175

Cumulative effect of change in accounting
principle, net of tax	3	-	-

Net income	$157	$193	$175

Earnings per share:

Basic earnings per share:

Income before cumulative effect of change in
accounting principle	$5.28	$6.37	$5.72
Cumulative effect of change in accounting principle	.10	-	-

Net income	$5.38	$6.37	$5.72

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$5.08	$6.08	$5.49
Cumulative effect of change in accounting principle	.10	-	-

Net income	$5.18	$6.08	$5.49

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 27, 2003 and December 28, 2002

	2003	2002
	(dollars in millions)

ASSETS

Current assets:
Cash and cash equivalents	$481	$275
Investments	103	111
Receivables, less allowance of $7 and $13	419	562
Unbilled contract revenue	79	120
Contract costs in excess of related revenue	45	59
Investment in construction joint ventures	223	258
Deferred income taxes	56	45
Other	28	22
Total current assets	1,434	1,452

Property, plant and equipment, at cost:
Land	14	14
Land improvements	43	37
Buildings	110	106
Equipment	704	650
	871	807
Less accumulated depreciation and amortization	(531)	(480)
Net property, plant and equipment	340	327

Other assets	85	97

	$1,859	$1,876

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 27, 2003 and December 28, 2002

	2003	2002
	(dollars in millions)

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $67 and $67	$216	$248
Current portion of long-term debt	10	-
Accrued costs on construction contracts	125	195
Billings in excess of related costs and earnings	195	217
Accrued insurance costs	70	66
Accrued payroll	39	37
Other	19	53
Total current liabilities	674	816

Long-term debt, less current portion	22	24
Deferred income taxes	50	31
Accrued reclamation	6	10

Minority interest	1	-

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding	-	-
Redeemable common stock ($981 million and $849 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
30,242,689 and 31,288,355 outstanding	-	-
Additional paid-in capital	243	223
Accumulated other comprehensive income (loss)	4	(9)
Retained earnings	859	781
Total redeemable common stock	1,106	995

	$1,859	$1,876

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three fiscal years ended December 27, 2003

	2003	2002	2001
	(dollars in millions)

Cash flows from operations:
Net income	$157	$193	$175
Adjustments to reconcile net income to
net cash provided by operations:
Cumulative effect of change in accounting principle,
net of tax	(3)	-	-
Depreciation and amortization	92	89	74
Gain on sale of property, plant and
equipment and other investments, net	(16)	(4)	(20)
Equity in earnings, net of distributions	-	3	2
Change in other noncurrent liabilities	-	2	(9)
Deferred income taxes	3	14	33
Change in working capital items:
Receivables	123	(5)	(61)
Unbilled contract revenue and contract
costs in excess of related revenue	55	(31)	4
Investment in construction joint ventures	35	(153)	(19)
Other current assets	(2)	(10)	-
Accounts payable	(28)	33	19
Accrued construction costs and billings in
excess of revenue on uncompleted contracts	(92)	95	3
Accrued payroll	1	5	(2)
Change in outstanding checks in excess of funds
on deposit	(5)	(22)	(3)
Other current liabilities	(30)	1	1
Other	4	4	(4)
Net cash provided by operations	294	214	193

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	-	30	3
Proceeds from maturities of available-for-sale securities	-	2	3
Purchases of available-for-sale securities	(5)	(44)	(85)
Proceeds from sale of stock warrants	22	-	-
Purchases of other investments	-	-	(20)
Proceeds from sale of other investments	18	-	-
Proceeds from sale of equity method investment in a
concrete products business	6	-	-
Proceeds from sale of property, plant and equipment	24	29	27
Acquisitions, net of cash acquired	-	(17)	(38)
Capital expenditures	(112)	(124)	(138)
Additions to notes receivable	(1)	-	(2)
Payments received on notes receivable	3	5	6
Net cash used in investing activities	$(45)	$(119)	$(244)

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three fiscal years ended December 27, 2003

	2003	2002	2001
	(dollars in millions)
Cash flows from financing activities:
Long-term debt borrowings	$9	$-	$5
Payments on long-term debt	-	(1)	(6)
Issuances of common stock	38	29	37
Repurchases of common stock	(76)	(43)	(50)
Dividends paid	(22)	(21)	(19)
Other	1	-	-
Net cash used in financing activities	(50)	(36)	(33)

Effect of exchange rates on cash	7	-	(2)

Net increase (decrease) in cash and cash equivalents	206	59	(86)

Cash and cash equivalents at beginning of year	275	216	302

Cash and cash equivalents at end of year	$481	$275	$216

Supplemental disclosures of cash flow information:
Taxes paid	$135	$123	$67
Interest paid	$7	$3	$3

Non-cash investing activities:
Stock warrants received as part of a contract settlement	$-	$-	$23
Land received as revenue on a construction contract	$-	$9	$-
Stock warrants returned to owner as part of a
contract settlement	$3	$-	$-

Non-cash financing activities:
Exchange of convertible debentures for common stock	$2	$1	$-
Owner account receivable converted to note receivable	$2	$-	$-

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
For the three fiscal years ended December 27, 2003

			Accumulated		Total
	Redeemable	Additional	Other		Redeemable
	Common	Paid-in	Comprehensive	Retained	Common
	Stock	Capital	Income (Loss)	Earnings	Stock
	(dollars in millions)

Balance at December 30, 2000	$-	$185	$(7)	$518	$696

Dividends (a)	-	-	-	(19)	(19)
Issuance of stock	-	37	-	-	37
Repurchase of stock	-	(16)	-	(34)	(50)

Comprehensive income:
Net income	-	-	-	175	175
Other comprehensive loss,
net of tax:
Foreign currency adjustment	-	-	(4)	-	(4)
Total other comprehensive loss					(4)

Total comprehensive income					171

Balance at December 29, 2001	-	206	(11)	640	835

Dividends (a)	-	-	-	(22)	(22)
Debenture conversions	-	1	-	-	1
Issuance of stock	-	29	-	-	29
Repurchase of stock	-	(13)	-	(30)	(43)

Comprehensive income:
Net income	-	-	-	193	193
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	1	-	1
Change in unrealized holding
gain	-	-	1	-	1

Total other comprehensive income					2

Total comprehensive income					195

Balance at December 28, 2002	$-	$223	$(9)	$781	$995

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
For the three fiscal years ended December 27, 2003

			Accumulated		Total
	Redeemable	Additional	Other		Redeemable
	Common	Paid-in	Comprehensive	Retained	Common
	Stock	Capital	Income (Loss)	Earnings	Stock
	(dollars in millions)

Balance at December 28, 2002	$-	$223	$(9)	$781	$995
Dividends (a)	-	-	-	(23)	(23)
Debenture conversions	-	2	-	-	2
Issuance of stock	-	38	-	-	38
Repurchase of stock	-	(20)	-	(56)	(76)

Comprehensive income:
Net income	-	-	-	157	157
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	10	-	10
Change in unrealized holding
gain	-	-	3	-	3

Total other comprehensive
income					13

Total comprehensive income					170

Balance at December 27, 2003	$-	$243	$4	$859	$1,106

(a) Dividends per share include $.40, $.35, and $.30 for dividends declared in 2003, 2002, and 2001, respectively, but paid in January of the following year.

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Description of Business:

The Business:

Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries is referred to herein as the “Company”) is one of the largest construction contractors in North America.  PKS, through its subsidiaries, primarily performs its services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications.

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

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A company’s ability to bid on new projects is affected by many factors, including its ability to obtain performance bonds.  Currently, the Company has not experienced, nor does management anticipate, any problems securing performance bonds on future projects.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of North America and the volume of work available to contractors.  The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies or governmental action.

Basis of Presentation:

The consolidated financial statements include the accounts of PKS and its subsidiaries in which it has or had control.

As described under Note 5 to the Company’s Consolidated Financial Statements, the Company participates in various construction joint ventures .  Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project.  The Company selects its joint venture partners based on its analysis of the prospective venturer’s construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria.  The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the contract are limited to the Company’s stated percentage interest in the project.  The venture’s contract with the project owner typically requires joint and several liability, however the Company’s agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project.  Under these agreements, if one partner is unable to bear its share of the costs, the other partners will be required to pay those costs.  The Company regularly evaluates the financial stability of its business partners.  Investments in construction joint ventures are accounted for under the equity method in the consolidated balance sheet.  The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued

Revenue Recognition:

Construction Contracts:

The Company uses the percentage of completion method of accounting.  For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company’s engineering estimate based on the amount of work performed, is applied to total estimated revenue.  For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit.  Provision is made for the entire amount of future estimated losses on construction contracts in progress, normally through the accrual of additional costs of revenue; claims and change orders for additional contract compensation, however, are not reflected in the accounts until they are settled.  Claims and change orders  are considered settled when cash is received or upon receipt of a signed written agreement.  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  It is at least reasonably possible that cost and profit estimates will be revised in the near-term.

In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

Coal Sales Contracts:

The Company recognizes coal sales revenue at the time all contractual obligations have been satisfied.

Cash and Cash Equivalents:

Cash equivalents generally consist of highly liquid instruments with original maturities of three months or less when purchased. The securities are stated at cost, which approximates fair value.

Outstanding checks in excess of funds on deposit in the amount of $51 million and $56 million at December 27, 2003 and December 28, 2002 have been reclassified to accounts payable.

Retainage on Construction Contracts:

Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete.  Retainage on uncompleted projects, the majority of which is expected to be collected within one year, is included in receivables.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued

Investments:

Available-for-Sale Securities:

The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale.  The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification.  Fair values are estimated based on quoted market prices for the securities on hand or for similar investments.  Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss), net of tax.  The Company evaluates its investments for other than temporary declines in value based upon criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline and the financial health of and specific prospects for the issuer.  Unrealized losses that are other than temporary are recognized in income.

Other:

The Company accounted for investments in a limited investment partnership under the equity method of accounting.

Income Taxes:

The Company recognizes a current tax provision for its estimated tax liability on its current year tax returns.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are recognized when it is anticipated that some or all of a deferred tax asset would not be realized.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost.  Depreciation for the majority of the Company’s property, plant and equipment is calculated using accelerated methods.  The estimated useful lives of the Company’s property, plant and equipment are as follows:

Land improvements 10 – 15 years
Buildings 5 – 39 years
Equipment 3 – 20 years

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired business.  Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  Under SFAS No. 142, goodwill is no longer amortized to expense, but is instead subjected to a periodic impairment test at least annually.  The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  If the carrying value exceeds the fair value, goodwill may be impaired.  If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill.  This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize the impairment loss.

Prior to December 30, 2001, goodwill was amortized to expense on a straight-line basis over a period not to exceed 20 years.  The carrying value of goodwill was reviewed for possible impairment whenever events or changes in circumstances indicated that an impairment might exist.

No goodwill or intangible assets impairment losses have been recognized in any of the periods presented herein.

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

Accrued Insurance Costs:

The Company is self-insured for certain general, auto and worker’s compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported.  The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money.  It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term.

Redeemable Common Stock:

The Company accounts for its redeemable common stock under EITF Issue No. 87-23 “Book Value Stock Purchase Plans”, whereby changes in the aggregate redemption value of redeemable common stock are not recognized as compensation expense.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Earnings Per Share:

Basic earnings per share has been computed using the weighted average number of shares outstanding during each period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents.  The potentially dilutive convertible debentures are calculated in accordance with the “if converted” method.  This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.

	2003	2002	2001

Net income available to common stockholders (in millions)	$157	$193	$175

Add: Interest expense, net of tax effect,
associated with convertible debentures	1	1	1

Net income for diluted shares	$158	$194	$176

Total number of weighted average shares outstanding used to compute basic earnings per share (in thousands)	29,077	30,348	30,588

Additional dilutive shares assuming
conversion of convertible debentures	1,269	1,565	1,408

Total number of shares used to compute
diluted earnings per share	30,346	31,913	31,996

Basic earnings per share:

Income before cumulative effect of change in
accounting principle	$5.28	$6.37	$5.72
Cumulative effect of change in accounting principle	.10	-	-

Net income	$5.38	6.37	$5.72

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$5.08	$6.08	$5.49
Cumulative effect of change in accounting principle	.10	-	-

Net income	$5.18	$6.08	$5.49

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Recent Pronouncements:

In January 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 was subsequently revised by the FASB in December 2003.  FIN 46 addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest.  FIN 46 requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary.  FIN 46 applies to variable interest entities created or in which interest is obtained after December 31, 2003.  The Company will be required to apply FIN 46 to all other entities subject to this Interpretation by the beginning of the fiscal year ending December 31, 2005. The Company is currently assessing the impact of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured by the issuer.  SFAS 150 is effective for the Company’s next fiscal year beginning December 28, 2003.  The Company accounts for its redeemable common stock under EITF Issue No. 87-23 (EITF 87-23) “Book Value Stock Purchase Plans”, whereby changes in the aggregate redemption value of redeemable common stock are not recognized as compensation expense.  SFAS 150 specifies that the provisions of that statement do not apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” FASB statement No. 123, “Accounting for Stock-Based Compensation,” AICPA Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” or related guidance.  EITF 87-23 is interpreted as related guidance, and, accordingly, the adoption of SFAS No. 150 will not have an impact on the Company’s financial position or results of operations.

Fiscal Year:

The Company has a 52-53 week fiscal year which ends on the last Saturday in December. The years 2003, 2002 and 2001 were 52-week years.

Reclassifications:

When appropriate, immaterial items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Acquisitions:

On July 31, 2001, the Company acquired 100% of the outstanding common stock of General Construction Company (“GCC”), a marine construction business located in Poulsbo, Washington for $48 million.  The results of GCC’s operations have been included in the consolidated financial statements since that date.  The acquisition occurred as part of the Company’s plan to expand its businesses.  The following table summarizes the estimated fair value of the GCC assets acquired and liabilities assumed at the date of acquisition.

As of
July 31, 2001
(dollars in millions)

Current assets	$28
Property and equipment	36
Non-tax deductible goodwill	18
Total assets acquired	82

Current liabilities	20
Long-term debt	5
Deferred taxes	9
Total liabilities assumed	34

Net assets acquired	$48

On June 28, 2002, the Company acquired the remaining 20% minority interest in ME Holding Inc. (“ME”), an electrical subcontractor located in Boston, Massachusetts.  The payment for such minority interest was $17 million.

The following table summarizes the estimated fair value of the ME assets acquired and liabilities assumed at the date of acquisition.

As of
June 28, 2002
(dollars in millions)

Current assets	$29
Property and equipment	1
Non-tax deductible goodwill	1
Total assets acquired	31

Total liabilities assumed	14

Net assets acquired	$17

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Acquisitions, Continued:

The following unaudited, pro-forma financial information assumes the GCC and ME acquisitions occurred at the beginning of 2001.  These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2001, or the results which may occur in the future.

	2002	2001
	(dollars in millions,
	except per share data)

Revenue	$3,699	$3,940

Net income	$193	$177

Net earnings per share:
Basic	$6.37	$5.76

Diluted	$6.08	$5.52

3. Change in Accounting Principle:

Effective December 29, 2002, the Company adopted, as required, the provisions of Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.”  SFAS 143 establishes new reporting standards of accounting for the Company’s reclamation liability associated with its coal mining operation. The new reporting standards require retirement obligations to be measured at fair value and displayed as a liability when incurred.  Associated asset retirement costs are capitalized as part of the carrying amount of long-lived assets and subsequently are expensed over the assets’ useful lives.  Prior to implementing SFAS 143, reclamation liability was provided without regard to the time value of money.

The cumulative effect of implementing SFAS 143 resulted in an increase in net income of $3 million or $.10 per share for the year ended December 27, 2003.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Change in Accounting Principle, Continued:

The following unaudited pro forma information reflects the Company’s results for the three fiscal years ended December 27, 2003 as if the change had been retroactively applied:

		2003	2002	2001
		(dollars in millions,
		except per share data)

	Net income	$154	$193	$174
	Net earnings per share:
	Basic	$5.28	$6.36	$5.70

	Diluted	$5.08	$6.07	$5.46

The following unaudited, pro-forma financial information reflects the Company’s reclamation liability at December 28, 2002 as if the change had been retroactively applied:

		December 28,
		2002
		(dollars in millions)

	Reported reclamation liability, current and noncurrent	$11
	Adjustment for SFAS 143	(5)
	Adjusted reclamation liability, current and noncurrent	$6

Reclamation liabilities incurred, reclamation performed subject to SFAS 143 and accretion expense were each less than $.5 million for the year ended December 27, 2003.

4. Disclosures about Fair Value of Financial Instruments:

Investments:

Investments consist of the following at December 27, 2003 and December 28, 2002:

	2003		2002
	(dollars in millions)
Available-for-sale securities	$103		$93
Investment in limited investment partnership	-		18

	$103		$111

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Disclosures about Fair Value of Financial Instruments, Continued:

The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of available-for-sale securities at December 27, 2003 and December 28, 2002:

		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(dollars in millions)

2003
U.S. debt securities	$2	$-	$-	$2
Mutual funds	95	6	-	101

Total	$97	$6	$-	$103

2002
U.S. debt securities	$2	$-	$-	$2
Mutual funds	90	2	(1)	91

Total	$92	$2	$(1)	$93

For debt securities, amortized costs do not vary significantly from principal amounts.  The Company did not have any realized gains or losses on sales of available-for-sale securities during 2003.  During 2002, realized losses on sales of available-for-sale securities were $7 million.  During 2001, realized gains on sales of available-for-sale securities were $1 million.

The contractual maturities of the debt securities are from one to three years.

The Company did not have any temporarily impaired financial instruments under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” at December 27, 2003.

The limited investment partnership invested in publicly traded securities with readily determinable market values.  The Company accounted for this investment utilizing the equity method of accounting. The limited investment partnership was not material in relation to the financial position or results of operations of the Company.  During 2003, the Company sold its interest in the limited investment partnership for its carrying value of $18 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Disclosures about Fair Value of Financial Instruments, Continued:

The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at December 27, 2003 and December 28, 2002:

	2003	2002
	(dollars in millions)
Escrowed securities:
Stock warrants	$-	$19
Other securities	39	39
	39	58

Other retainage held by owners	92	94

	$131	$152

Included in escrowed securities at December 28, 2002 were stock warrants that were carried at fair value as of that date.  Such fair value was based on a valuation model.  Unrealized gains and losses were recognized as a component of investment income in the Consolidated Statement of Earnings.

Also included in accounts receivable at December 27, 2003 and December 28, 2002 are less than $.5 million and $1 million, respectively, of securities held by the owners which are now due as the contracts are completed.

Long-term Debt:

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Investment in Construction Joint Ventures:

Summary joint venture financial information follows:

Financial Position:	2003	2002
	(dollars in millions)

Total Joint Ventures

Current assets	$729	$969
Other assets (primarily construction equipment)	71	52
	800	1,021

Current liabilities	(497)	(670)

Net assets	$303	$351

Company’s Share

Equity in net assets	$196	$218
Payable from joint ventures	27	40

Investment in construction joint ventures	$223	$258

Operations:	2003	2002	2001
	(dollars in millions)

Total Joint Ventures

Revenue	$1,665	$1,835	$1,168
Costs	1,444	1,454	1,135
Operating income	$221	$381	$33

Company’ Share

Revenue	$1,053	$1,161	$647
Costs	900	915	622
Operating income	$153	$246	$25

Two partners defaulted on their joint venture obligations, causing the Company to incur losses of $4 million and $6 million during 2002 and 2001, respectively.  During 2003, the Company also recovered $6 million of these losses as a result of improved cost forecasts.

Depreciation is computed by the joint ventures using straight line and accelerated methods over the estimated useful lives of the assets which range from 3 to 7 years.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Other Assets:

Other assets consist of the following at December 27, 2003 and December 28, 2002:

			2003	2002
			(dollars in millions)

Notes receivable			$8	$10
Equity method investment in concrete products business			-	7
Other intangibles, net of accumulated amortization of $13 and $9 (Note 7)			49	53
Goodwill (Note 7)			27	27
Other noncurrent assets			1	-

			$85	$97

The notes receivable are primarily non-interest bearing employee notes.

The equity method investment in concrete products business was a 33% interest that was not publicly traded and did not have a readily determinable market value.  The equity method investment is not material in relation to the financial position or results of operations of the Company.  During 2003, the Company sold its interest in the equity method investment for $6 million and recognized a loss of $1 million in the Consolidated Statements of Earnings.

7. Goodwill and Intangible Assets:

Amortizable intangibles consist of the following at December 27, 2003 and December 28, 2002:

	December 27, 2003		December 28, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in millions)

Coal Contracts	$59	$(12)	$59	$(9)
Other	3	(1)	3	-
	$62	$(13)	$62	$(9)

Amortization expense recognized on intangibles was $4 million for each of the fiscal years ended 2003, 2002 and 2001.

Future amortization expense is estimated to be $4 million for each of the fiscal years ended 2004-2008.

There were no changes in goodwill during 2003 from the net carrying amount of $27 million at December 28, 2002. During 2002, the Company acquired goodwill of $2 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Intangible Assets , Continued:

Following are net income and earnings per share as adjusted for the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”:

	2003	2002	2001
	dollars in millions, except per share data

Reported net income	$157	$193	$175
Add back: Goodwill amortization, net of tax	-	-	1

Adjusted net income	$157	$193	$176

Basic earnings per share:
Reported net income	$5.38	$6.37	$5.72
Goodwill amortization, net of tax	-	-	.03

Adjusted basic earnings per share	$5.38	$6.37	$5.75

Diluted earnings per share:
Reported net income	$5.18	$6.08	$5.49
Goodwill amortization, net of tax	-	-	.02

Adjusted diluted earnings per share	$5.18	$6.08	$5.51

8. Long-Term Debt:

At December 27, 2003 and December 28, 2002, long-term debt consisted of the following:

		2003	2002
	(dollars in millions)

5.41% - 8.25% convertible debentures, due 2009-2013		$22	$15
Stockholder notes and other		10	9
		32	24
Less current portion		10	-
		$22	$24

The convertible debentures are convertible during October of the fifth year preceding their maturity date.  Each annual series may be redeemed in its entirety prior to the due date except during the conversion period.  At December 27, 2003, 1,296,530 shares of stock were reserved for future conversions.

Scheduled maturities of long-term debt are as follows (in millions): 2004 - $10; 2005 - $0; 2006 - $0, 2007 - $0; 2008 - $0 and 2009 and thereafter - $22.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes:

An analysis of the income tax provision (benefit) relating to income before income taxes, minority interest and the cumulative effect of change in accounting principle for the three years ended December 27, 2003 follows:

	2003	2002	2001
	(dollars in millions)

Current:
U.S. federal	$62	$94	$64
Foreign	17	15	4
State	14	15	9
	93	124	77

Deferred:
U.S. federal	14	9	30
Foreign	(14)	4	-
State	3	1	3
	3	14	33
	$96	$138	$110

The United States and foreign components of income, before income taxes, minority interest and the cumulative effect of change in accounting principle follows:

	2003	2002	2001
	(dollars in millions)

United States	$252	$303	$278
Foreign	(2)	28	9
	$250	$331	$287

Income tax expense (benefit) is recorded in various places in the Company’s financial statements as detailed below:

	2003	2002	2001
	(dollars in millions)
Provision for income taxes	$96	$138	$110
Minority interest in net
earnings of subsidiaries	*	*	(1)
Cumulative effect of change in accounting
principle	2	-	-
Redeemable common stock:
Related to change in:
Foreign currency adjustment	6	*	(2)
Unrealized holding gains/losses	2	*	*

Total income tax expense	$106	$138	$107

* Income tax expense attributable to these items was less than $.5 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes, Continued:

A reconciliation of the actual provision (benefit) for income taxes and the tax computed by applying the U.S. federal rate (35%) to the income before income taxes, minority interest and the cumulative effect of change in accounting principle for the three years ended December 27, 2003 follows:

2003		2002	2001
(dollars in millions)
Computed tax at statutory rate	$87	$116		$100
State income taxes	7	10		9
Foreign income taxes	4	6		2
Other	(2)	6		(1)
	$96	$138		$110

No U.S. income tax has been provided on the potential remittance of any undistributed income of foreign subsidiaries as the Company believes the investments in its foreign subsidiaries to be essentially permanent in duration.  Should it become apparent that the Company would remit any undistributed income of foreign subsidiaries, the U.S. income tax related to these remittances would be recorded at that time.

The components of the net deferred tax assets for the years ended December 27, 2003 and December 28, 2002 were as follows:

	2003		2002
	Current	Noncurrent	Current	Noncurrent
	(dollars in millions)

Deferred tax assets:
Construction accounting	$4	$-	$14	$4
Joint venture investments	18	-	9	2
Insurance claims	29	1	27	1
Other	13	1	7	1
Valuation allowance	(4)	-	(2)	-
Total deferred tax assets	60	2	55	8

Deferred tax liabilities:
Asset bases/accumulated depreciation	-	(16)	-	(18)
Joint venture investments	-	(15)	-	-
Other	(4)	(21)	(10)	(21)
Total deferred tax liabilities	(4)	(52)	(10)	(39)

Net deferred tax assets	$56	$(50)	$45	$(31)

Because of its historical earnings, its current backlog and various other factors, the Company believes that it is more likely than not that its deferred tax assets will be realized, therefore, no valuation allowance has been established for U.S. income tax purposes.  The valuation allowance reflected above relates to the Company’s Canadian operations.  Based on the Company’s review of their Canadian operations, certain deferred tax assets related to Canadian net operating losses may not be realized.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans.  Including the Company’s share of joint ventures, total contributions related to these multi-employer union pension plans were $47 million in 2003, $55 million in 2002 and $48 million in 2001.  These contributions are included in the cost of revenue.  Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.  During 2003, the Company was a participant in approximately 120 collective bargaining agreements covering 4,300 employees.  These agreements typically expire within 1 to 3 years.

The Company sponsors a defined benefit pension plan for the employees of one of its subsidiaries.  The impact of the plan on the Company’s financial condition and results of operations is less than $.5 million.

Approximately 21% of the employees of the Company are covered under the Company’s profit sharing plan.  The expense related to the profit sharing plan was $10 million in 2003, $4 million in 2002 and $2 million in 2001.

The Company sponsors a 401(k) plan covering all domestic employees.  Employees may contribute up to 70% of their pay up to IRS limits and the Company generally does not provide matching contributions.  Certain labor agreements require the Company to match employee contributions; however, such contributions were less than $1 million for each of the twelve months ended December 27, 2003, December 28, 2002 and December 29, 2001.

11. Redeemable Common Stock:

Ownership of Common Stock is generally restricted to active Company employees and directors and conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  PKS is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation.  Issuances and repurchases of Common Stock, including conversions, for the three fiscal years ended December 27, 2003, were as follows:

Balance at December 30, 2000	32,259,640
Shares issued in 2001	2,130,210
Shares repurchased in 2001	(2,801,725)
Balance at December 29, 2001	31,588,125
Shares issued in 2002	1,670,450
Shares repurchased in 2002	(1,970,220)
Balance at December 28, 2002	31,288,355
Shares issued in 2003	1,740,322
Shares repurchased in 2003	(2,785,988)
Balance at December 27, 2003	30,242,689

12. Segment and Geographic Data:

The Company primarily operates in the construction industry and currently has one reportable operating segment.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; mining; and telecommunication infrastructure.  Sources of revenue for the “other” category consist primarily of the Company’s coal sales.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Segment and Geographic Data, Continued:

Intersegment sales are recorded at cost.  There were no intersegment sales for the three years ended December 27, 2003.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.  The management fee earned by the Company as described in Note 13 is excluded from the segment information that follows as it is included in other income on the Consolidated Statements of Earnings and not included in operating income.  Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

	2003		2002		2001
Segment Data	Construction	Other	Construction	Other	Construction	Other
	(dollars in millions)

Revenue-external customers	$3,328	$47	$3,656	$43	$3,829	$42

Depreciation and amortization	$82	$10	$80	$9	$65	$9

Operating income	$226	$11	$317	$9	$252	$11

				2003	2002	2001
Geographic Data				(dollars in millions)

Revenue, by location of services provided:
United States				$3,060	$3,428	$3,649
Canada				315	269	222
Other				-	2	-
				$3,375	$3,699	$3,871

Long-lived assets:
United States				$323	$316	$279
Canada				17	11	6
				$340	$327	$285

During 2001, revenue recognized from Level 3 Communications, Inc. (“Level 3”) represented 20.1% of the Company’s total revenue.

13. Management Fees:

The Company manages coal mines for Level 3.  Fees for these services were $5 million, $7 million and $5 million for 2003, 2002 and 2001, respectively.  The Company’s fee is a percentage of adjusted operating income of the coal mines, as defined in the mine management agreement.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following:

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax
	(dollars in millions)

For the year ended December 27, 2003:
Unrealized holding gain arising during the period	$5	$(2)	$3

Foreign currency translation adjustments	16	(6)	10

Other comprehensive income December 27, 2003	$21	$(8)	$13

For the year ended December 28, 2002:
Unrealized holding gain:
Unrealized holding losses arising during the period	$(6)	$2	$(4)
Less reclassification adjustment for losses
realized in net income	7	(2)	5

	1	-	1

Foreign currency translation adjustments	1	-	1

Other comprehensive income December 28, 2002	$2	$-	$2

For the year ended December 29, 2001:
Foreign currency translation adjustments	$(6)	$2	$(4)

Other comprehensive loss December 29, 2001	$(6)	$2	$(4)

Accumulated other comprehensive income (loss), net of tax consisted of the following:

	Foreign	Unrealized	Accumulated
	Currency	Holding	Other
	Translation	Gain/(Loss)	Comprehensive
	Adjustments	on Securities	Income (Loss)
	(dollars in millions)

Balance at December 30, 2000	$(7)	$-	$(7)

Change during the year	(4)	-	(4)

Balance at December 29, 2001	(11)	-	(11)

Change during the year	1	1	2

Balance at December 28, 2002	(10)	1	(9)

Change during the year	10	3	13

Balance at December 27, 2003	$-	$4	$4

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Related Party Transactions:

Elk Mountain Ventures, Inc. (“EMV”), a corporation controlled by Mr. Walter Scott, Jr., a director of PKS, and the Company are parties to various aircraft operating agreements pursuant to which the Company provides EMV with aircraft maintenance, operations and related services.  EMV reimbursed the Company approximately $1 million in expenses incurred with the operation of EMV’s aircraft during each of the years 2003, 2002 and 2001.

The Company provided various construction related services to Mr. Scott.  Mr. Scott paid the Company approximately $9 million, and $13 million in connection with those services during 2002 and 2001, respectively.  During 2001, Mr. Scott purchased 1,514,840 warrants to purchase shares of Common Stock of Level 3 from the Company for $5 million.  The Company’s acquisition cost of such warrants was $5 million.

During 2001, Mr. William L. Grewcock, a director of the Company, purchased 1,514,840 warrants to purchase shares of Common Stock of Level 3 from the Company for $5 million.  The Company’s acquisition cost of such warrants was $5 million.

16. Operating Leases:

The Company leases mineral properties, buildings and equipment under noncancelable operating lease agreements. Future minimum lease commitments are as follows (dollars in millions):

2004	$12
2005	9
2006	6
2007	4
2008	2
Thereafter	3

$36

17. Other Matters:

On April 21, 2001, PKS and a subsidiary of PKS, Bibb and Associates, Inc. (“Bibb”), were named in a complaint (the “Complaint”) filed by Kansas City Power & Light (“KCPL”) in the Circuit Court of Jackson County, Missouri (the “Court”) with respect to a January 13, 1999 explosion at KCPL’s Hawthorn No. 5 power plant.  The Complaint lists numerous defendants, in addition to PKS and Bibb, and alleges damages in excess of $450 million.  On June 25, 2003, the Court dismissed all claims against PKS for lack of personal jurisdiction.  In December 2003, the case was settled as to Bibb and PKS.  The total liability incurred by Bibb and PKS was less than $1 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Other Matters, Continued:

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  On January 27, 2004, the Court issued an order to stay the proceedings until June 17, 2004 pending the results of the investigation of the allegations set forth in the suit by the Special Litigation Committee of the Level 3 Board of Directors.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

As previously disclosed, on August 7, 2003, BBC-MEC, a Joint Venture (the “Joint Venture”), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received “target letters” from the U.S. Department of Justice and the United States Attorney for the District of Connecticut (“DOJ”), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work.  The DOJ agreed to enter into a tolling agreement, allowing them more time to investigate before taking any further action, tolling the running of the statute of limitations until April 23, 2004.  The DOJ recently proposed an extension to that agreement until July 2004 in order to consider additional information provided by the Joint Venture.  The Joint Venture and its joint venture partners continue to believe they have not violated any law in connection with the work.  The DOJ is also conducting a parallel civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work. Again, the Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract’s terms and conditions, and are cooperating in the investigation. The Company is currently unable to determine the impact of these investigations upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the year ended December 27, 2003, the Company recognized additional operating income of $28 million of claim settlements on sole contract and joint venture projects.  During the year ended December 27, 2003, the Company also recognized additional operating income through a $37 million reduction in a sole contract job loss after an agreement was reached with the project owner.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Other Matters, Continued:

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At December 27, 2003, the Company had outstanding letters of credit of approximately $162 million.

At the December 10, 2003 meeting of the PKS' Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to participate on a pro rata basis to their respective ownership of Common Stock.  As currently contemplated, the value of the Fund interests is anticipated to be between 25% and 33% of the aggregate redemption value of the currently issued and outstanding PKS Stock.  However, the actual value of the Fund interests would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the Company’s operations. Consequently, there is no assurance that PKS would actually undertake to form the Fund or distribute the Fund interests to stockholders, or whether the actual value of the Fund interests to be distributed would be more or less than currently anticipated.

18. Subsequent Event:

The Company has entered into an Asset Purchase Agreement (the “Agreement”) to acquire a coal mining entity in the Powder River Basin of Wyoming for approximately $82 million plus the assumption of certain liabilities.  Closing of the Agreement is subject to certain regulatory approvals that have not yet been and may not be received.  If all regulatory approvals are received, the Company hopes to complete the transaction by the end of the second quarter of 2004.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Quarterly Information (Unaudited):

	March		June		September		December
	2003	2002	2003	2002	2003	2002	2003	2002
	(dollars in millions, except per share data)

Revenue	$806	$809	$903	$878	$904	$1,132	$762	$880

Gross profit	$71	$61	$94	$114	$105	$173	$178	$166

Income before cumulative
effect of change in
accounting principle	$12	$10	$32	$40	$32	$79	$78	$64

Net income	$15	$10	$32	$40	$32	$79	$78	$64

Basic earnings per share:
Income before cumulative
effect of change in
accounting principle	$.41	$.32	$1.11	$1.37	$1.12	$2.59	$2.59	$2.05

Net income	$.51	$.32	$1.11	$1.37	$1.12	$2.59	$2.59	$2.05

Diluted earnings per share:
Income before cumulative
effect of change in
accounting principle	$.40	$.31	$1.07	$1.30	$1.08	$2.46	$2.49	$1.97

Net income	$.50	$.31	$1.07	$1.30	$1.08	$2.46	$2.49	$1.97

Dividends paid per share	$.35	$.30	$.40	$.40	$-	$-	$-	$-

During the normal course of business, the Company settles claims and recognizes income in the period in which such claims are settled.

The Company became aware of accounting errors that occurred during 2002 on two construction contracts.  The errors resulted in an understatement of 2002 net income of less than $1 million.  The Company has corrected the errors during the twelve months ended December 27, 2003.  One correction decreased net income by $4 million during the first quarter of 2003 and the second correction increased net income by $5 million during the third quarter of 2003.  Excluding these adjustments, net income for the first and third quarter of 2003 was $19 and $27 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

As required by Exchange Act Rule 13a-15(b), PKS management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), PKS’ management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.  However, certain information is set forth in Item 4A, “Executive Officers of the Registrant,” above.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Securities.

The information required by Item 14 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements as of December 27, 2003 and December 28, 2002 and for the three years ended December 27, 2003:

Independent Auditors’ Report dated March 2, 2004 of KPMG LLP
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock and Comprehensive Income
Notes to Consolidated Financial Statements

2. Financial Statement Schedules for the three years ended December 27, 2003:

II – Valuation and Qualifying Accounts and Reserves

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

3. Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to PKS’ Registration Statement on Form S-8, filed on August 4, 2003.

3.2	Amended and Restated By-laws (Exhibit 3.2 to PKS’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999).

4.1	Form of Stock Repurchase Agreement for Employee Stockholders (Exhibit 4.3 to PKS’ Registration Statement on Form S-8 filed August 4, 2003).

4.2	Indenture dated as of July 1, 1986, as amended pursuant to a First Supplemental Indenture dated as of March 31, 1998 (Exhibit 4.3 to PKS’ Registration Statement on Form S-8 filed October 5, 1998).

4.3	Form of Debenture (Exhibit 4.4 to PKS’ Registration Statement on Form S-8 filed October 6, 2003).

4.4	Form of Repurchase Agreement for Convertible Debentures (Exhibit 4.5 to PKS’ Registration Statement on Form S-8 filed October 6, 2003).

14	Code of Ethics

21	List of Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Schedule II

Valuation and Qualifying Accounts and Reserves

Additions
	Balance	Charged to	Amounts		Balance
	Beginning	Costs and	Charged to		End of
	Of Period	Expenses	Reserves	Other*	Period
(dollars in millions)

Year ended December 27, 2003

Allowance for doubtful trade accounts	$ 13	$ (6)	$ -	$ -	$ 7

Reserves:
Insurance claims	$ 66	$ 19	$ (15)	$ -	$ 70

Year ended December 28, 2002

Allowance for doubtful trade accounts	$ 7	$ 10	$ (4)	$ -	$ 13

Reserves:
Insurance claims	$ 65	$ 19	$ (18)	$ -	$ 66

Year ended December 29, 2001

Allowance for doubtful trade accounts	$ 4	$ 4	$ (1)	$ -	$ 7

Reserves:
Insurance claims	$ 64	$ 19	$ (20)	$ 2	$ 65

* On July 31, 2001, as discussed in Note 2, the Company acquired a marine construction business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETER KIEWIT SONS’, INC.
By: /s/ Tobin A. Schropp
Date: March 4, 2004	Tobin A. Schropp, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth E. Stinson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2004
Kenneth E. Stinson
/s/ Michael J. Piechoski	Chief Financial Officer and Vice President (Principal Financial Officer)	March 4, 2004
Michael J. Piechoski

/s/ Michael J. Whetstine	Controller (Principal Accounting Officer)	March 4, 2004
Michael J. Whetstine

/s/ Mogens C. Bay	Director	March 4, 2004
Mogens C. Bay

/s/ Richard W. Colf	Director	March 4, 2004
Richard W. Colf

/s/ Richard Geary	Director	March 4, 2004
Richard Geary

/s/ Bruce E. Grewcock	Director	March 4, 2004
Bruce E. Grewcock

/s/ William L. Grewcock	Director	March 4, 2004
William L. Grewcock

/s/ Allan K. Kirkwood	Director	March 4, 2004
Allan K. Kirkwood

/s/ Michael R. McCarthy	Director	March 4, 2004
Michael R. McCarthy

/s/ Douglas E. Patterson	Director	March 4, 2004
Douglas E. Patterson

/s/ Walter Scott, Jr.	Director	March 4, 2004
Walter Scott, Jr.

/s/ George B. Toll, Jr.	Director	March 4, 2004
George B. Toll, Jr.

