Form 10-K/A
period 2003-12-27
PETER KIEWIT SONS INC /DE/
filed 2004-04-23
CIK 1044430

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

Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The registrant’s stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

As of March 4, 2004, 29,955,901 shares of the registrant’s $0.01 par value Common Stock were issued and outstanding.

#

INTRODUCTION

This Form 10-K/A amends the Form 10-K filed by Peter Kiewit Sons', Inc. (the "Company") on March 4, 2004. This Form 10-K/A is being filed solely to set forth the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A also includes new Certifications by Kenneth E. Stinson, Chief Executive Officer and by Michael J. Piechoski, Vice President and Chief Financial Officer of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. Except for the foregoing matters, no other information included in the original Form 10-K is amended by this Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The table below shows information as of April 23, 2004, about each director of the Company, including his business experience during the past five years.

Name	Business Experience	Age

Mogens C. Bay	Mr. Bay has been a director of the Company since March 1999. Mr. Bay has been Chairman of Valmont Industries, Inc. since January 1997 and President and Chief Executive Officer of Valmont Industries, Inc. since August 1993. Mr. Bay is currently also a director of Valmont Industries, Inc., ConAgra Foods, Inc. and Level 3 Communications, Inc. Mr. Bay is a member of the Compensation Committee and the Audit Committee of the Company and is the Chairman of the Executive Compensation Subcommittee of the Compensation Committee of the Company.	55

Richard W. Colf	Mr. Colf has been a director of the Company since August 1997. Mr. Colf has been an Executive Vice President of the Company since July 1998. Mr. Colf is a member of the Executive Committee of the Company.	60

Richard Geary	Mr. Geary has been a director of the Company since August 1997. Mr. Geary was an Executive Vice President of the Company from August 1997 to July 1998. Mr. Geary is currently also a director of Standard Insurance Company, Stancorp Financial Group, Friends of the Children-Portland and is a trustee of the Oregon Health Science University Foundation.	69

Bruce E. Grewcock	Mr. Grewcock has been a director of the Company since August 1997. Mr. Grewcock has been President and Chief Operating Officer of the Company since December 2000 and was an Executive Vice President of the Company from August 1997 to December 2000. Mr. Grewcock is a member of the Executive Committee of the Company. Mr. Grewcock is the son of William L. Grewcock.	50

William L. Grewcock	Mr. Grewcock has been a director of the Company since August 1997. Mr. Grewcock was Vice Chairman of Level 3 Communications, Inc. for more than five years prior to April 1998. Mr. Grewcock is a member of the Compensation Committee of the Company. Mr. Grewcock is the father of Bruce E. Grewcock.	78

Allan K. Kirkwood	Mr. Kirkwood has been a director of the Company since August 1997. Mr. Kirkwood has been an Executive Vice President of the Company since July 1998. Mr. Kirkwood is a member of the Executive Committee of the Company.	60

Michael R. McCarthy

Mr. McCarthy has been a director of the Company since June 2001.  Mr. McCarthy has been Chairman of McCarthy Group, Inc. for more than the last five years.  Mr. McCarthy is currently also a director of McCarthy Group, Inc., HDR, Inc., Election Systems & Software, Inc., Streck Laboratories, Inc., Amerisphere Multifamily Finance, L.L.C., Adesta Communications, Cabela’s Incorporated and World’s Foremost Bank.   Mr. McCarthy is a member of the Compensation Committee and the Executive Compensation Subcommittee of the Compensation Committee of the Company and is the Chairman of the Audit Committee of the Company.

		52

Douglas E. Patterson	Mr. Patterson has been a director of the Company since June 2001. Mr. Patterson has been an Executive Vice President of the Company since November 2001. Mr. Patterson was President of Gilbert Central Corp., Gilbert Industrial Corporation, and Kiewit Engineering Co., all subsidiaries of the Company, from June 1999 to June 2001. Mr. Patterson was a Senior Vice President of Kiewit Construction Company, a subsidiary of the Company, from July 1996 to June 1999. Mr. Patterson is a member of the Executive Committee of the Company.	53

Walter Scott, Jr.	Mr. Scott has been a director and Chairman Emeritus of the Company since August 1997. Mr. Scott has been the Chairman of the Board of Level 3 Communications, Inc. for more than the last five years. Mr. Scott is currently also a director of Berkshire Hathaway Inc., Burlington Resources Inc., MidAmerican Energy Holdings Company, Commonwealth Telephone Enterprises, Inc., RCN Corporation, Valmont Industries, Inc. and Level 3 Communications, Inc. Mr. Scott is the Chairman of the Compensation Committee of the Company.	72

Kenneth E. Stinson	Mr. Stinson has been a director and Chairman of the Board of the Company since August 1997. Mr. Stinson has been Chief Executive Officer of the Company since March 1998 and was President of the Company from August 1997 until December 2000. Mr. Stinson is currently also a director of ConAgra Foods, Inc. and Valmont Industries, Inc. Mr. Stinson is the Chairman of the Executive Committee of the Company.	61

George B. Toll, Jr.	Mr. Toll has been a director of the Company since August 1997. Mr. Toll was an Executive Vice President of the Company from August 1997 to June 1999.	67

Audit Committee

The board of directors of the Company (the “Board”) has a separately-designated standing Audit Committee. The current Audit Committee members are Messrs. Bay and McCarthy (Chairman). Both Messrs. Bay and McCarthy are considered to be "independent" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. In addition, both Messrs. Bay and McCarthy have been determined by the Board to be “financial experts” as defined by Item 401(h)(2) of Regulation S-K.

Nominating Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board from the nomination procedures described in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s $0.01 par value common stock (“Common Stock”) to file reports of ownership and changes in ownership with the United States Securities and Exchange Commission (“SEC”). SEC Regulations require the Company to identify anyone who filed a required report late during the most recent fiscal year. The Company undertakes to make such filings for its directors and executive officers, and in 2003, all Section 16(a) filing requirements were met.

Code of Ethics

The Board has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer, Controller and other senior financial managers to promote (a) honest and ethical conduct; (b) full, fair, accurate, timely and understandable financial disclosures; and (c) compliance with all applicable laws, rules and regulations.

Item 11. Executive Compensation.

Summary Compensation Table

The table below shows the annual compensation paid to the Chief Executive Officer of the Company and the Company’s next four highest paid executive officers (the “Named Executive Officers”) for the periods specified. The Company does not currently have plans under which options, stock appreciation rights, restricted stock awards, long-term incentive compensation, profit sharing, or pension benefits are held by the Named Executive Officers.

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)
Kenneth E. Stinson Chief Executive Officer	2003 2002 2001	808,671 768,274 736,542	4,250,000 4,000,000 3,500,000	76,321 (3) 64,487 (4) 81,361 (5)
Bruce E. Grewcock President and Chief Operating Officer	2003 2002 2001	482,100 415,000 363,000	1,500,000 600,000 550,000
Richard W. Colf Executive Vice President	2003 2002 2001	388,000 365,000 345,900	1,080,000 850,000 700,000
Allan K. Kirkwood Executive Vice President	2003 2002 2001	388,000 365,000 345,900	515,000 650,000 600,000
Douglas E. Patterson Executive Vice President	2003 2002 2001	317,400 272,400 244,000	400,000 270,000 264,000

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

(3) In 2003, taxable income in the amount of $76,321 was imputed to Mr. Stinson with respect to the non-business use of corporate aircraft.

(4) In 2002, taxable income in the amount of $64,487 was imputed to Mr. Stinson with respect to the non-business use of corporate aircraft.

(5)

In 2001, taxable income in the amount of $61,681 was imputed to Mr. Stinson with respect to the non-business use of corporate aircraft and taxable income in the amount of $19,680 was imputed with respect to an interest-free loan provided in connection with the Level 3 Transaction described in “Certain Transactions and Relationships” below.

Compensation of Directors

During 2003, each of the directors of the Company who were not employed by the Company during 2003 received directors fees consisting of an annual retainer of $30,000 and fees of $1,500 for attending each Board meeting and $1,200 for attending each committee meeting. Non-employee directors also receive $1,500 for attending the Company’s annual operations meeting.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Bay, William Grewcock, McCarthy and Scott. Messrs. Scott and William Grewcock were formerly officers of the Company or its subsidiaries.

A corporation controlled by Mr. Scott paid a subsidiary of the Company for certain aircraft related expenses in 2003. MidAmerican Energy Holdings Company, a company which Mr. Scott is a director and 10% or greater shareholder of, paid a subsidiary of the Company for certain aircraft related expenses in 2003.  Mr. Scott also paid a subsidiary of the Company for various construction related services.  See “Certain Relationships and Related Transactions”.

During 2003, several subsidiaries of the Company purchased construction materials from Valmont Industries, Inc. and its subsidiaries. See “Certain Relationships and Related Transactions”.

Mr. Stinson, the Chief Executive Officer and Chairman of the Board of the Company, is a director of Valmont Industries, Inc. Mr. Bay, a director of the Company, is the Chairman, President and Chief Executive Officer of Valmont Industries, Inc. Mr. Scott, a director of the Company, is the Chairman of the Board and holder of in excess of 5% of the issued and outstanding shares of common stock of Level 3 Communications, Inc.

Executive Compensation Subcommittee Report

The Executive Compensation Subcommittee is composed entirely of “outside” directors as defined in Section 162(m) of the Code. This Subcommittee is responsible for reviewing and approving, on an annual basis, all compensation of whatever nature to be paid to the Named Executive Officers.

The objectives of the Company’s executive compensation program are to (a) support the achievement of desired Company performance, (b) provide compensation that will attract and retain superior talent, (c) reward performance, and (d) align the executive officers’ interests with the success of the Company by placing a portion of total compensation at risk. The executive compensation program has two elements: salaries and bonuses. The program provides base salaries which are intended to be competitive with salaries provided by other comparable companies. Bonuses are the vehicle by which executive officers can earn additional compensation depending on individual, business unit, and Company performance, subject to the 1999 Bonus Plan.

In 1999, the Board adopted, and the stockholders approved, the Peter Kiewit Sons', Inc. 1999 Bonus Plan (the "1999 Bonus Plan") which remains in effect for 2003. The Executive Compensation Subcommittee has determined that for 2003, the Performance Goals under the 1999 Bonus Plan have been met and that maximum bonus amounts have been established. The Executive Compensation Subcommittee uses its discretion to set executive compensation at levels warranted in its judgment by external, internal, or individual's circumstances.

In recognition of Mr. Stinson’s contributions to the Company’s performance in 2003, the Executive Compensation Subcommittee has approved Mr. Stinson’s annual salary for 2004 of $800,000 and a bonus of $2,500,000, payable in 2004. A number of factors were considered in setting Mr. Stinson’s compensation. These factors included meeting the 1999 Bonus Plan Performance Goals for 2003, the Company’s overall performance, the increase in the Company's stock formula price, as well as Mr. Stinson’s personal effort and accomplishments in managing the Company and its businesses. After considering all of the factors, the Executive Compensation Subcommittee felt the approved compensation was well within a reasonable range.

The foregoing report has been furnished by the Executive Compensation Subcommittee, Messrs. Bay and McCarthy.

Performance Graph

The Company’s Common Stock is not publicly traded. The Company’s Restated Certificate of Incorporation (“Certificate”) contains a formula pursuant to which the Common Stock is valued. The graph below compares the cumulative total return (stock appreciation plus reinvested dividends) of the Common Stock for the five-year period 1999 through 2003, with the Standard and Poors’ Composite 500 Index and the Dow Jones Heavy Construction Index - US. Pursuant to the Certificate, for all periods presented in the graph below, the Common Stock was valued at the formula value determined by the Certificate at the end of the Company's fiscal year, reduced by dividends declared subsequent to such year-end. For purposes of the graph, it has been assumed that dividends were immediately reinvested in additional shares of Common Stock, although such reinvestment was not permitted in actual practice. Although the Company’s fiscal year ended on the last Saturday in December, the Common Stock is compared against indexes which assume a fiscal year ending December 31.

On September 30, 2000, the Company distributed all of the shares of common stock of its former subsidiary, Kiewit Materials Company, it then held to its stockholders in a spin-off (the “Materials Transaction”).  In the Materials Transaction, each stockholder received one share of common stock of Kiewit Materials Company (“Materials Stock”) for each share of Common Stock they held on the record date for the Materials Transaction.  As a result of the Materials Transaction, the Company and Kiewit Materials Company operated as two separate independent companies.  For purposes of the graph, the book value of the Materials Stock on the date of the Materials Transaction ($7.14) was deducted from the formula value of the Common Stock on January 1, 2000 to determine the return on the Common Stock for the period December 31, 1999 through December 31, 2000.

The graph assumes that the value of the investment was $100 on December 31, 1998, and that all dividends and other distributions were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG THE COMMON STOCK, THE S&P 500 INDEX AND THE DOW JONES HEAVY CONSTRUCTION INDEX - US

	1998	1999	2000	2001	2002	2003
Construction Stock	100	133	182	228	297	364
S&P 500 Index	100	121	110	97	76	97
Dow Jones Heavy Construction Index - US	100	107	126	132	111	151

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The table below shows information about the ownership of Common Stock as of April 23, 2004, by the Company’s directors, the Named Executive Officers and each person who beneficially owns more than 5 percent of the Common Stock. The table also shows the ownership of Common Stock by all of the directors and executive officers as a group as of such date.

Name	Number of Shares Beneficially Owned	Percent of Shares

Kenneth E. Stinson (1)	2,882,492(3)	9.6%
Richard W. Colf (2)	1,725,960	5.8%
Allan K. Kirkwood	1,275,604	4.3%
Bruce E. Grewcock	1,193,244(4)	4.0%
Douglas E. Patterson	701,784	2.3%
Walter Scott, Jr.	100,000	*
Mogens C. Bay	11,500	*
Richard Geary	10,000	*
George B. Toll, Jr.	10,000	*
William L Grewcock	8,192	*
Michael R. McCarthy	7,500	*
Directors and Executive Officers
as a Group (20 Individuals)	8,662,562

* Less than 1%.

(1) Mr. Stinson's address is c/o Kiewit Plaza, Omaha, Nebraska 68131.

(2) Mr. Colf's address is c/o 2200 Columbia House Blvd., Vancouver, Washington 98661.

(3) Includes 2,572,704 shares of Common Stock held in trusts, for which Mr. Stinson is the trustee with sole voting and investment powers.

(4) Includes 881,678 shares of Common Stock held in trusts, for which Mr. Grewcock is the trustee with sole voting and investment powers.

Item 13. Certain Transactions and Relationships.

Walter Scott, Jr., a director of the Company, is the Chairman of the Board of Level 3 Communications, Inc. and holder of in excess of 5% of the issued and outstanding shares of common stock of Level 3 Communications, Inc.  Mogens C. Bay, a director of the Company, is a director of Level 3 Communications, Inc.

Level 3 Communications, Inc. and Kiewit Engineering Co., a subsidiary of the Company, are parties to various aircraft operating agreements pursuant to which Kiewit Engineering Co. provides Level 3 Communications, Inc. with aircraft maintenance, operations and related services. During 2003, Level 3 Communications, Inc. reimbursed Kiewit Engineering Co. approximately $280,000 in expenses incurred in connection with the operation of Level 3 Communications, Inc.'s aircraft. Level 3 Communications, Inc. also paid Kiewit Engineering Co. a management fee of $6,000.

Level 3 Communications, Inc. and Kiewit Mining Group Inc., a subsidiary of the Company, are parties to an amended mine management agreement pursuant to which Kiewit Mining Group Inc. provides mine management and related services for Level 3 Communications, Inc.'s coal mining properties. During 2003, Level 3 Communications, Inc. paid Kiewit Mining Group Inc. approximately $5.3 million in connection with services provided pursuant to such agreement.

On March 31, 1998, the Company was spun-off from its former parent, Level 3 Communications, Inc. (the "Level 3 Transaction"). In connection with the Level 3 Transaction, the Company and Level 3 Communications, Inc. entered into various agreements intended to implement the Level 3 Transaction, including a separation agreement and a tax sharing agreement, pursuant to which the parties allocated certain liabilities associated with their respective businesses and the costs and other liabilities related to the Level 3 Transaction.

Elk Mountain Ventures, Inc., a corporation controlled by Mr. Scott, a director of the Company, and Kiewit Engineering Co. are parties to various aircraft operating agreements pursuant to which Kiewit Engineering Co. provides Elk Mountain Ventures, Inc. with aircraft maintenance, operations and related services. During 2003, Elk Mountain Ventures, Inc. reimbursed Kiewit Engineering Co. approximately $980,000 in expenses incurred in connection with the operation of Elk Mountain Ventures Inc.'s aircraft. Elk Mountain Ventures, Inc. also paid Kiewit Engineering Co. a management fee of $46,000. Kiewit Construction Company provided various construction related services to Mr. Scott during 2003. Mr. Scott paid Kiewit Construction Company approximately $300,000 in connection with those services.

MidAmerican Energy Holdings Company and Kiewit Engineering Co. are parties to various aircraft operating agreements pursuant to which Kiewit Engineering Co. provides MidAmerican Energy Holdings Company with aircraft maintenance, operations and related services.  During 2003, MidAmerican Energy Holdings Company reimbursed Kiewit Engineering Co. approximately $1.3 million in expenses incurred in connection with the operation of MidAmerican Energy Holdings Company’s aircraft.  MidAmerican Energy Holdings Company also paid Kiewit Engineering Co. a management fee of $40,000.  Mr. Scott, a director of the Company, is a director of MidAmerican Energy Holdings Company and holder of in excess of 10% of the issued and outstanding shares of common stock of MidAmerican Energy Holdings Company.

During 2003, several subsidiaries of the Company purchased construction materials manufactured by Valmont Industries, Inc. and its subsidiaries. Mogens C. Bay, a director of the Company, is the Chairman, President and Chief Executive Officer of Valmont Industries, Inc.  Mr. Scott, a director of the Company, is a director of Valmont Industries, Inc. Mr. Stinson, a director and Chief Executive Officer of the Company is a director of Valmont Industries, Inc. The aggregate purchase price for such materials was approximately $65,000.

The Company believes that the fees paid in each of the transactions described above approximate the fair market value for the services rendered. None of these transactions were on terms less favorable to the Company than if they were conducted with an unaffiliated party.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Independent Public Accountants

Audit Fees. Fees billed by the Company’s independent public accountant, KPMG LLP, for the fiscal years ended December 28, 2002 and December 27, 2003 for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements and the review of the Company’s financial statements included in the Company’s Forms 10-Q were $666,731 and $729,555 respectively.

Audit-Related Fees. Fees billed by KPMG LLP for the fiscal years ended December 28, 2002 and December 27, 2003 for assurance and related services rendered by KPMG LLP and not included in Audit Fees above were $271,703 and $140,452 respectively.  Audit-related fees are fees primarily related to the Company’s previously proposed conversion to a limited partnership.

Tax Fees. Fees billed by KPMG LLP for the fiscal years ended December 28, 2002 and December 27, 2003 for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning were $221,087 and $398,619 respectively.  Tax fees are fees in respect of tax return preparation and consultation on tax matters (including the Company’s previously proposed conversion to a limited partnership and consultation on tax matters for expatriate employees), tax advice relating to transactions and other tax planning and advice.

All Other Fees. Fees billed by KPMG LLP for the fiscal years ended December 28, 2002 and December 27, 2003 for products and services provided by KPMG LLP other than as described in any of the categories above were $319,657 and $89,459 respectively.  All other fees are fees primarily in respect of services relating to government accounting practices.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, retaining, setting compensation, approving fees and overseeing the work of the independent public accountant. In recognition of this responsibility, on May 6, 2003, the Audit Committee established a policy to pre-approve all audit and non-audit services provided by the independent public accountant.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are estimated and the Audit Committee requires management to report actual fees versus the estimate periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent public accountant for additional services that are permitted under the SEC auditor independence rules but are not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent public accountant.

The Audit Committee has delegated pre-approval authority for any engagement of less than $25,000 to the Company’s Chief Financial Officer (or Controller in the absence of the Chief Financial Officer). Any engagement approved by the Company’s Chief Financial Officer or Controller must be reported to the Audit Committee at its next scheduled meeting for approval. Under this policy, the Chief Financial Officer approved $2,600 relating to “all other fees”.

The Audit Committee approved 100% of the services performed by KPMG LLP relating to “audit-related fees,” “tax fees,” and “all other fees” subsequent to the May 6, 2003 policy adoption date.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of this report:

3. Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETER KIEWIT SONS’, INC.
By: /s/ Tobin A. Schropp
Date: April 23, 2004	Tobin A. Schropp, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth E. Stinson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 23, 2004
Kenneth E. Stinson
/s/ Michael J. Piechoski	Chief Financial Officer and Vice President (Principal Financial Officer)	April 23, 2004
Michael J. Piechoski
/s/ Michael J. Whetstine	Controller (Principal Accounting Officer)	April 23, 2004
Michael J . Whetstine
/s/ Mogens C. Bay	Director	April 23, 2004
Mogens C. Bay

/s/ Richard W. Colf	Director	April 23, 2004
Richard W. Colf

/s/ Richard Geary	Director	April 23, 2004
Richard Geary

/s/ Bruce E. Grewcock	Director	April 23, 2004
Bruce E. Grewcock

/s/ William L. Grewcock	Director	April 23, 2004
William L. Grewcock

/s/ Allan K. Kirkwood	Director	April 23, 2004
Allan K. Kirkwood

/s/ Michael R. McCarthy	Director	April 23, 2004
Michael R. McCarthy

/s/ Douglas E. Patterson	Director	April 23, 2004
Douglas E. Patterson

/s/ Walter Scott, Jr.	Director	April 23, 2004
Walter Scott, Jr.

/s/ George B. Toll, Jr.	Director	April 23, 2004
George B. Toll, Jr.