Form 10-Q
period 2004-03-31
PETER KIEWIT SONS INC /DE/
filed 2004-05-07
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska (Address of principal executive offices)	68131 (Zip Code)

(402) 342-2052 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 7, 2004:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 29,848,351

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Independent Accountants’ Review Report

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the consolidated condensed balance sheets of Peter Kiewit Sons’, Inc. and subsidiaries as of March 31, 2004, and the related consolidated condensed statements of earnings for the three month periods ended March 31, 2004 and 2003, and the consolidated condensed statements of cash flows for the three month periods ended March 31, 2004 and 2003.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 27, 2003, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
May 5, 2004

PETER KIEWIT SONS’, INC.

Consolidated Condensed Statements of Earnings
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in millions, except per share data)

Revenue	$683	$806
Cost of revenue	(609)	(735)
	74	71

General and administrative expenses	(61)	(58)
Gain on sale of operating assets	2	3

Operating income	15	16

Other income (expense):
Investment income and equity earnings	2	3
Interest expense	(1)	(1)
Other, net	2	2
	3	4

Income before income taxes and cumulative effect of change in
accounting principle	18	20

Income tax expense	(7)	(8)

Income before cumulative effect of change in accounting principle	11	12

Cumulative effect of change in accounting principle, net of tax	-	3

Net income	$11	$15

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.38	$.41
Cumulative effect of change in accounting principle	-	.10

Net income	$.38	$.51

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.37	$.40
Cumulative effect of change in accounting principle	-	.10

Net income	$.37	$.50

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Consolidated Condensed Balance Sheets

	March 31,
	2004	December 27,
	(unaudited)	2003
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$465	$481
Available-for-sale securities	105	103
Receivables, net of allowance of $6 and $7	360	419
Unbilled contract revenue	96	79
Contract costs in excess of related revenue	44	45
Investment in construction joint ventures	208	223
Deferred income taxes	69	60
Other	30	26
Total current assets	1,377	1,436

Property, plant and equipment, less accumulated
depreciation and amortization of $543 and $531	336	340
Other assets	87	85
	$1,800	$1,861

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $62 and $67	$173	$225
Current portion of long-term debt	10	10
Accrued costs on construction contracts	139	125
Billings in excess of related costs and earnings	175	195
Accrued insurance costs	73	70
Accrued payroll	28	39
Other	24	21
Total current liabilities	622	685

Long-term debt, less current portion	22	22
Deferred income taxes	42	41
Accrued reclamation	6	6

Minority interest	1	1

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding	-	-
Redeemable common stock ($971 million and $981 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
29,912,001 and 30,242,689 outstanding	-	-
Additional paid-in capital	240	243
Accumulated other comprehensive income	5	4
Retained earnings	862	859
Total redeemable common stock	1,107	1,106

	$1,800	$1,861

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$20	$21

Cash flows from investing activities:
Purchases of available-for-sale securities	(1)	(1)
Additions to notes receivable	(1)	-
Payments received on notes receivable	1	2
Proceeds from sales of property, plant and equipment	6	5
Capital expenditures	(18)	(25)
Net cash used in investing activities	(13)	(19)

Cash flows from financing activities:
Repurchases of common stock	(11)	(69)
Dividends paid	(12)	(10)
Net cash used in financing activities	(23)	(79)

Effect of exchange rates on cash	-	3

Net decrease in cash and cash equivalents	(16)	(74)

Cash and cash equivalents at beginning of period	481	275

Cash and cash equivalents at end of period	$465	$201

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. (“PKS”, which together with its subsidiaries is referred to herein as the “Company”) at December 27, 2003 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

The Company became aware of an accounting error that occurred during the fourth quarter of 2002 on a nonsponsored joint venture.  The error resulted in an overstatement of 2002 net income by $4 million.  The Company corrected the error during the three months ended March 31, 2003.  The Company does not believe that the correction of this error is material to 2002 operations or to 2003 operations.  Excluding this adjustment, net income for the three months ended March 31, 2003 was $19 million.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

2. Recent Accounting Pronouncements:

In 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  FIN 46-R addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest.  FIN 46-R requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary.  FIN 46-R applies to variable interest entities created or in which interest is obtained after December 31, 2003.  The adoption of FIN 46-R has not had a material impact on the Company 's financial statements.  The Company will be required to apply FIN 46-R to all other entities subject to this Interpretation by the beginning of the fiscal year ending December 31, 2005.  The Company is currently assessing the impact of FIN 46-R related to such entities.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements

3. Change in Accounting Principle:

Effective December 29, 2002, the Company adopted, as required, the provisions of Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.”  SFAS 143 establishes new reporting standards of accounting for the Company’s reclamation liability associated with its coal mining operation. The new reporting standards require retirement obligations to be measured at fair value and displayed as a liability when incurred. Associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life.  Prior to implementing SFAS 143, reclamation liability was provided without regard to the time value of money.

The cumulative effect of implementing SFAS 143 resulted in an increase in net income of $3 million or $.10 per share for the three months ended March 31, 2003.

The following unaudited pro forma information reflects the Company’s results for the three months ended March 31, 2003 as if the change had been retroactively applied:

Three Months Ended
March 31, 2003
(dollars in millions, except
per share data)

Net income	$12

Net earnings per share:
Basic	$.41

Diluted	$.40

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

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

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)

Net income available to common stockholders (in millions)	$11	$15

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*

Net income for diluted shares	$11	$15

Total number of weighted average shares outstanding used to
compute basic earnings per share (in thousands)	29,969	29,024

Additional dilutive shares assuming
conversion of convertible debentures	1,297	1,039

Total number of shares used to compute
diluted earnings per share	31,266	30,063

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.38	$.41
Cumulative effect of change in accounting principle	-	.10

Net income	$.38	$.51

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.37	$.40
Cumulative effect of change in accounting principle	-	.10

Net income	$.37	$.50

* Interest expense attributable to convertible debentures was less than $.5 million, net of tax.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

5. Disclosures about Fair Value of Financial Instruments:

Retainage on Construction Contracts:

The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at March 31, 2004 and December 27, 2003:

	March 31,	December 27,
	2004	2003
	(dollars in millions)

Escrowed securities	$36	$39

Other retainage held by owners	83	92

	$119	$131

Also included in accounts receivable at March 31, 2004 and December 27, 2003 are $3 million and less than $.5 million, respectively, of securities held by the owners which are now due as the contracts are completed.

6. Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock.  Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)

Net income	$11	$15
Other comprehensive income (loss), before tax:
Unrealized gains arising during period	1	-
Foreign currency translation adjustments	-	5
Income tax expense related to items of other
comprehensive income	-	(2)
Comprehensive income	$12	$18

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

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

7. Segment Data, Continued:

Intersegment sales are recorded at cost.  There were no intersegment sales for the three months ended March 31, 2003 and March 31, 2004.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.  The management fee earned by the Company for mine management and related coal mining operations services is excluded from the segment information that follows as it is included in other income on the consolidated statement of earnings and not included in operating income.  Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
	Construction	Other	Construction	Other
	(dollars in millions)

Revenue – external customers	$670	$13	$795	$11

Depreciation and amortization	$16	$3	$18	$2

Operating income	$12	$3	$14	$2

During the three months ended March 31, 2004, revenue recognized from a single owner in the western region of the United States represented 12.4% of the Company's total revenue.

8. Other Matters:

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

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

8. Other Matters, Continued:

On August 7, 2003, BBC-MEC, a Joint Venture (the “Joint Venture”), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received “target letters” from the U.S. Department of Justice and the United States Attorney for the District of Connecticut (“DOJ”), notifying the Joint Venture and its joint venture partners that each is a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work.  The DOJ agreed to enter into a tolling agreement, allowing them more time to investigate before taking any further action, tolling the running of the statute of limitations until April 23, 2004.  At the request of the DOJ, the tolling agreement has been extended to July 30, 2004.  The Joint Venture and its joint venture partners continue to believe they have not violated any law in connection with the work.  The DOJ is also conducting a parallel civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work. Again, the Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract’s terms and conditions, and are cooperating in the investigation. The Company is currently unable to determine the impact of these investigations upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At March 31, 2004, the Company had outstanding letters of credit of approximately $175 million.

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

The Company has entered into an Asset Purchase Agreement (the “Agreement”) to acquire a coal mining entity in the Powder River Basin of Wyoming.  The total purchase price after post closing adjustments and the assumption of certain liabilities is estimated to be $70 to $80 million.  Closing of the Agreement is subject to certain regulatory approvals that have not yet been and may not be received.  If all regulatory approvals are received, the Company hopes to complete the transaction by the end of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The construction industry is highly competitive and lacks firms with dominant market power.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  Public contracts accounted for approximately 70% of the combined prices of contracts awarded to the Company and 70% of revenue earned by the Company for the three months ended March 31, 2004.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

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

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the three months ended March 31, 2004, the Company derived approximately 83% of its joint venture revenue from sponsored joint ventures and approximately 17% from non-sponsored joint ventures.  The Company’s share of joint venture revenue accounted for approximately 28% of its revenue for the three months ended March 31, 2004.

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

Results of Operations - First Quarter 2004 vs. First Quarter 2003

Revenue.

Total revenues decreased $123 million or 15.3% from the same period in 2003.  Certain significant commercial rail, highway and power plant projects were completed during 2003. For the three months ended March 31, 2004, the Company did not experience an offsetting increase in new work for similar projects.  Although the Company added $1 billion of backlog during the three months ended March 31, 2004, much of this work has yet to commence..

Contract backlog was $4.1 billion and $3.7 billion at March 31, 2004 and December 27, 2003, respectively.  Additionally, the Company was low bidder on $416 million and $902 million of jobs that had not been awarded at March 31, 2004 and December 27, 2003, respectively.  Backlog included $2.6 billion for sole contracts and $1.5 billion for the Company’s share of joint ventures at March 31, 2004.  Foreign operations, located primarily in Canada, represent 4.6% of backlog at March 31, 2004.  Domestic projects are spread geographically throughout the U.S.  The Company’s share of a highway contract in Colorado and bridge contracts in California and Washington make up 31% of total backlog at March 31, 2004.  A single owner in the western region of the United States makes up 13% of total backlog at March 31, 2004.

Margin.

Total margin increased $3 million or 4.2% from the same period in 2003.  Total margin, as a percentage of revenue for the three months ended March 31, 2004 increased to 10.8% compared to 8.8% in 2003.  The increased margin is primarily attributable to a $28 million reduction in job losses for the three months ended March 31, 2004 as a result of improved cost containment, estimating and bidding efforts.  This increase in margin was partially offset by a $23 million reduction in a sole contract job loss during the three months ended March 31, 2003.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2004 increased $3 million from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the three months ended March 31, 2004 increased to 8.9% compared to 7.2% for the same period in 2003.  The Company experienced an increase in compensation and travel as a result of several operating offices expanding to markets outside of their previous territories and increased estimating efforts.  Offsetting this increase was a decrease in profit sharing expense and a reduction in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the three months ended March 31, 2004 decreased $1 million from the same period in 2003.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income and Equity Earnings, net.

Investment income and equity earnings decreased $1 million for the three months ended March 31, 2004 from the same period in 2003.  The decrease was attributable to the Company recognizing a $1 million unrealized holding gain on an investment in stock warrants during the first three months ended March 2003.

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the three months ended March 31, 2004 and 2003 were each $1 million.

Provision for income taxes.

The effective income tax rates for the three months ended March 31, 2004 and 2003 were 37% and 41%, respectively.  The rate differs from the federal statutory rate of 35% in 2004 primarily due to state income taxes, offset in part, by prior year tax adjustments.  In 2003, the rate differs from the federal statutory rate primarily due to state and foreign income taxes.

Financial Condition - March 31, 2004 vs. December 27, 2003

Cash and cash equivalents decreased $16 million to $465 million at March 31, 2004 from $481 million at December 27, 2003.  The decrease reflects net cash provided by operations of $20 million, offset by net cash used in investing activities of $13 million and $23 million used in financing activities.

Net cash provided by operating activities for the three months ended March 31, 2004 decreased by $1 million to $20 million as compared to the same period in 2003.  This decrease was primarily due to increased working capital requirements for construction contracts.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2004 decreased by $6 million to $13 million as compared to the same period in 2003.  This decrease was due primarily to a decrease of cash used for capital expenditures of $7 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the three months ended March 31, 2004 decreased by $56 million to $23 million as compared to the same time period in 2003.  This increase was primarily due to a decrease in repurchases of common stock of $58 million.

Liquidity.

During the three months ended March 31, 2004 and 2003, the Company expended $18 million and $25 million, respectively, on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, historically is not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  Other than the Asset Purchase Agreement described in the next paragraph, as of March 31, 2004, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $10 million.  PKS paid dividends during the three months ended March 31, 2004 and 2003 of $12 million and $10 million, respectively.  These amounts were determined by the Board of Directors and were paid in January of each such year.  PKS also has the commitment to repurchase it’s Common Stock at any time during the year from shareholders.

The Company has entered into an Asset Purchase Agreement (the “Agreement”) to acquire a coal mining entity in the Powder River Basin of Wyoming. The total purchase price after post closing adjustments and the assumption of certain liabilities is estimated to be $70 to $80 million. Closing of the Agreement is subject to certain regulatory approvals that have not yet been and may not be received.  If all regulatory approvals are received, the Company hopes to complete the transaction by the end of 2004.

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

Off-Balance Sheet Arrangements.

During 2004 and 2003, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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
31.1 Rule 15d-14(a) Certification of Chief Executive Officer.
31.2 Rule 15d-14(a) Certification of Chief Financial Officer.
32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

Current report on Form 8-K dated January 9, 2004, reporting the Company’s estimated revenue, net income and formula price per common share.

Current Report on Form 8-K dated January 14, 2004, reporting the possible creation of a separate investment fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer