Form 10-Q
period 2004-06-30
PETER KIEWIT SONS INC /DE/
filed 2004-08-06
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 6, 2004:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 29,730,581

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of June 30, 2004, and the related consolidated condensed statements of earnings for the three and six month periods ended June 30, 2004 and 2003, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2004 and 2003.  These consolidated condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 27, 2003, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
August 6, 2004

PETER KIEWIT SONS’, INC.

Consolidated Condensed Statements of Earnings
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)

Revenue	$829	$903	$1,512	$1,709
Cost of revenue	(739)	(809)	(1,348)	(1,544)

Margin	90	94	164	165

General and administrative expenses	(56)	(57)	(117)	(115)
Gain on sale of operating assets	4	6	6	9

Operating income	38	43	53	59

Other income (expense):
Investment income	3	7	5	10
Interest expense	(1)	-	(2)	(1)
Other, net	3	2	5	4
	5	9	8	13
Income before income taxes and cumulative
effect of change in accounting principle	43	52	61	72

Income tax expense	(16)	(20)	(23)	(28)
Income before cumulative effect of change in
accounting principle	27	32	38	44

Cumulative effect of change in accounting
principle, net of tax	-	-	-	3

Net income	$27	$32	$38	$47

Basic earnings per share:

Income before cumulative effect of change in
accounting principle	$.89	$1.11	$1.27	$1.52
Cumulative effect of change in accounting
Principle	-	-	-	.10

Net income	$.89	$1.11	$1.27	$1.62

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$.86	$1.07	$1.23	$1.46
Cumulative effect of change in accounting
principle	-	-	-	.10

Net income	$.86	$1.07	$1.23	$1.56

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Consolidated Condensed Balance Sheets

	June 30,
	2004	December 27,
	(unaudited)	2003
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$504	$481
Available-for-sale-securities	104	103
Receivables, less allowance of $22 and $7	356	419
Unbilled contract revenue	95	79
Contract costs in excess of related revenue	28	45
Investment in construction joint ventures	263	251
Deferred income taxes	80	60
Other	46	26
Total current assets	1,476	1,464

Property, plant and equipment, less accumulated
depreciation and amortization of $541 and $531	336	340
Other assets	85	85
	$1,897	$1,889

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $55 and $67	$183	$225
Current portion of long-term debt	10	10
Accrued costs on construction contracts	146	125
Billings in excess of related costs and earnings	196	195
Distributions and costs in excess of investment in construction joint ventures	48	28
Accrued insurance costs	75	70
Accrued payroll	32	39
Other	19	21
Total current liabilities	709	713

Long-term debt, less current portion	25	22
Deferred income taxes	43	41
Accrued reclamation	6	6

Minority interest	1	1

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized, no shares outstanding	-	-
Redeemable common stock ($953 million and $981 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
29,790,181 and 30,242,689 outstanding	-	-
Additional paid-in capital	239	243
Accumulated other comprehensive income	2	4
Retained earnings	872	859
Total redeemable common stock	1,113	1,106
	$1,897	$1,889

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$90	$104

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	2	-
Purchases of available-for-sale securities	(4)	(2)
Proceeds from sale of stock warrants	-	22
Proceeds from sales of property, plant and equipment	21	15
Capital expenditures	(49)	(60)
Additions to notes receivable	(2)	(2)
Payments received on notes receivable	2	3
Net cash used in investing activities	(30)	(24)

Cash flows from financing activities:
Long-term debt borrowings	3	-
Repurchases of common stock	(15)	(74)
Dividends paid	(25)	(22)
Net cash used in financing activities	(37)	(96)

Effect of exchange rates on cash	-	7

Net increase (decrease) in cash and cash equivalents	23	(9)

Cash and cash equivalents at beginning of period	481	275

Cash and cash equivalents at end of period	$504	$266

Non-cash investing activities:
Stock warrants returned to owner as part of a contract settlement	$-	$3

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (“PKS”, which together with its subsidiaries is referred to herein as the "Company") at December 27, 2003 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

The Company became aware of an accounting error that occurred during the fourth quarter of 2002 on a nonsponsored joint venture.  The error resulted in an overstatement of 2002 net income by $4 million.  The Company corrected the error during the six months ended June 30, 2003.  The Company does not believe that the correction of this error is material to 2002 operations or to 2003 operations.  Excluding this adjustment, net income for the six months ended June 30, 2003 was $51 million.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

2. Recent Accounting Pronouncements:

In 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  FIN 46-R addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest.  FIN 46-R requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary.  FIN 46-R applies to variable interest entities created or in which interest is obtained after December 31, 2003.  The adoption of FIN 46-R has not had a material impact on the Company’s financial statements.  The Company will be required to apply FIN 46-R to all other entities subject to this Interpretation by the beginning of the fiscal year ending December 31, 2005.  The Company is currently assessing the impact of FIN 46-R related to such entities.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

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

The following unaudited pro forma information reflects the Company’s results for the three and six months ended June 30, 2003 as if the change had been retroactively applied:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2003
	(dollars in millions, except per share data)

Net income	$32	$44

Net earnings per share:
Basic	$1.11	$1.52

Diluted	$1.07	$1.46

PETER KIEWIT SONS’, INC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)

Net income available to common stockholders	$27	$32	$38	$47

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*	*	*

Net income for diluted shares	$27	$32	$38	$47

Total number of weighted average shares outstanding used
to compute basic earnings per share (in thousands)	29,833	28,665	29,903	28,846

Additional dilutive shares assuming
conversion of convertible debentures	1,295	1,260	1,295	1,272

Total number of shares used to compute
diluted earnings per share	31,128	29,925	31,198	30,118

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$.89	$1.11	$1.27	$1.52
Cumulative effect of change in accounting principle	-	-	-	.10

Net income	$.89	$1.11	$1.27	$1.62

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$.86	$1.07	$1.23	$1.46
Cumulative effect of change in accounting principle	-	-		.10

Net income	$.86	$1.07	$1.23	$1.56

* Interest expense attributable to convertible debentures was less than $.5 million, net of tax.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements - (Continued)

5. Disclosures about Fair Value of Financial Instruments:

Retainage on Construction Contracts:

The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at June 30, 2004 and December 27, 2003:

	June 30,	December 27,
	2004	2003
	(dollars in millions)

Escrowed securities	$37	$39

Other retainage held by owners	89	92

	$126	$131

Accounts receivable at June 30, 2004 and December 27, 2003 also include less than $.5 million of securities held by the owners which are now due as the contracts are completed.

Foreign Currency Forward Contract:

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward is used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward is recorded at fair value based upon quoted market prices, and changes in the fair value of the forward are immediately recognized in Other, net in the Consolidated Condensed Statements of Earnings.

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate and the exchange rate in the forward.  At June 30, 2004, the fair value of the forward was a liability of less than $0.5 million.

6. Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock.  Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)

Net income	$27	$32	$38	$47
Other comprehensive income, before tax:
Unrealized gains (losses) arising during period	(2)	5	(1)	5
Foreign currency translation adjustments	(2)	-	(2)	5
Income tax (expense) benefit related to items of other
comprehensive income	1	(2)	1	(4)
Comprehensive income	$24	$35	$36	$53

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

7. Segment Data:

The Company primarily operates in the construction industry and currently has one reportable operating segment.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are performed in the following construction markets:  transportation (including highways, bridges, airports, mass transit and rail); power, heating, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; and mining.  Sources of revenue for the “other” category consist primarily of the Company’s coal sales.

Intersegment sales are recorded at cost.  There were no intersegment sales for the three and six months ended June 30, 2003 and June 30, 2004.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.  The management fee earned by the Company for mine management and related coal mining operations services is excluded from the segment information that follows as it is included in other income on the Consolidated Statement of Earnings and not included in operating income.  Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
	Construction	Other	Construction	Other
	(dollars in millions)

Revenue – external customers	$818	$11	$891	$12

Depreciation and amortization	$18	$2	$20	$3

Operating income	$37	$1	$40	$3

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
	Construction	Other	Construction	Other
	(dollars in millions)

Revenue – external customers	$1,488	24	$1,686	$23

Depreciation and amortization	$34	$5	$38	$5

Operating income	$49	4	$54	$5

During the three and six months ended June 30, 2004, revenue recognized from a single owner represented 12.5% and 12.5%, respectively, of the Company’s total revenue.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

8. Other Matters:

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  On January 27, 2004, the Court issued an order to stay the proceedings until June 17, 2004 pending the results of the investigation of the allegations set forth in the suit by the Special Litigation Committee of the Level 3 Board of Directors.  On June 26, 2004, the Court issued a subsequent order extending such stay until August 2, 2004.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture (the “Joint Venture”), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received “target letters” from the U.S. Department of Justice and the United States Attorney for the District of Connecticut (“DOJ”), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work.  The DOJ agreed to enter into a tolling agreement.  By letter dated July 2, 2004, the DOJ notified The Joint Venture and its partners that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  The Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract’s terms and conditions, and are cooperating in the investigation.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At June 30, 2004, the Company had outstanding letters of credit of approximately $171 million.

PETER KIEWIT SONS’, INC.

8. Other Matters, Continued:

At the December 10, 2003 meeting of the PKS' Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to participate on a pro rata basis to their respective ownership of PKS’ $0.01 par value common stock (“Common Stock”).  As currently contemplated, the value of the Fund interests is anticipated to be between 25% and 33% of the aggregate redemption value of the currently issued and outstanding PKS Stock.  However, the actual value of the Fund interests would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the Company’s operations. Consequently, there is no assurance that PKS would actually undertake to form the Fund or distribute the Fund interests to stockholders, or whether the actual value of the Fund interests to be distributed would be more or less than currently anticipated.

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

The Company has entered into an Agreement of Purchase and Sale to acquire a 50% interest in a coal mining entity in Wyoming for $15 million. Closing of such acquisition is subject to the satisfaction of certain conditions, including the successful negotiation of an operating agreement with a third party, that have not yet been and may not be satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company primarily operates in the construction industry and currently has one reportable operating segment.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heating, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; and mining.  Sources of revenue for the “other” category consist primarily of the Company’s coal sales.

The construction industry is highly competitive and lacks firms with dominant market power.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  Public contracts accounted for approximately 71% of the combined prices of contracts awarded to the Company and 73% of revenue earned by the Company for the six months ended June 30, 2004.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

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

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the six months ended June 30, 2004, the Company derived approximately 84% of its joint venture revenue from sponsored joint ventures and approximately 16% from non-sponsored joint ventures.  The Company’s share of joint venture revenue accounted for approximately 27% of its revenue for the six months ended June 30, 2004.

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

Results of Operations - Second Quarter 2004 vs. Second Quarter 2003

Revenue.

Total revenues decreased $74 million or 8.2% from the same period in 2003.  Certain significant commercial rail, highway and power plant projects were completed during 2003. During the second quarter of 2004, the Company did not experience an offsetting increase in new work for similar projects.  Although the Company added $2.0 billion of backlog during the six months ended June 30, 2004, much of this work is in the early stages and is not yet contributing revenue at the same pace as the projects that completed during 2003.

Contract backlog was $4.3 billion and $3.7 billion at June 30, 2004 and December 27, 2003, respectively.  Additionally, the Company was low bidder on $463 million and $902 million of jobs that had not been awarded at June 30, 2004 and December 27, 2003, respectively.  Backlog included $2.7 billion for sole contracts and $1.6 billion for the Company’s share of joint ventures at June 30, 2004.  Foreign operations, located primarily in Canada, represent 4.5% of backlog at June 30, 2004.  Domestic projects are spread geographically throughout the U.S.  The Company’s share of a highway contract in Colorado and bridge contracts in California and Washington make up 31% of total backlog at June 30, 2004.  A single owner makes up 20% of total backlog at June 30, 2004.

Margin.

Total margin decreased $4 million or 4.3% from the same period in 2003.  Total margin, as a percentage of revenue for the second quarter of 2004 increased to 10.9% compared to 10.4% for the same period in 2003.  The decreased margin is primarily attributable to a $28 million increase in job losses during the second quarter of 2004.  The increase in job losses was attributable to additional costs incurred on certain projects that were accelerated at the owners’ request.  Agreements related to the change order amounts for the accelerations have not been reached, and, in accordance with the Company’s revenue recognition policy, the applicable revenue will not be recognized until cash is received or upon receipt of a signed written agreement.  Also contributing to the decreased margin was a $13 million increase in the allowance for doubtful accounts related to potentially uncollectible receivables pending final resolution of outstanding issues with the owner on two projects.  The decrease was offset by $31 million of margin resulting from the approval of change orders on a bridge project in California.

General and Administrative Expenses.

General and administrative expenses for second quarter of 2004 decreased $1 million from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the second quarter of 2004 increased to 6.8% compared to 6.3% for the same period in 2003.  The Company experienced an increase in compensation and travel as a result of several operating offices expanding to markets outside of their previous territories and increased estimating efforts.  Offsetting this increase was a decrease in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the second quarter of 2004 decreased $2 million from the same period in 2003.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income and Equity Earnings, net.

Investment income and equity earnings decreased $4 million for the second quarter of 2004 from the same period in 2003.  During the second quarter of 2003, the Company sold its investment in stock warrants and recognized a $5 million gain (comprised of a $3 million gain on the sale and an unrealized gain of $2 million due to change in market value prior to the sale).

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the second quarter of 2004 and 2003 were $2 million and $1 million, respectively.

Provision for income taxes.

The effective income tax rates for the second quarter of 2004 and 2003 were 38% and 38%, respectively.  The rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes and prior year tax adjustments.

Results of Operations – Six Months 2004 vs. Six Months 2003

Revenue.

Total revenues decreased $197 million or 11.5% from the same period in 2003.  Certain significant commercial rail, highway and power plant projects were completed during 2003. For the six months ended June 30, 2004, the Company did not experience an offsetting increase in new work for similar projects.  Although the Company added $2.0 billion of backlog during the six months ended June 30, 2004, much of this work is in the early stages and is not yet contributing revenue at the same pace as the projects that completed during 2003.

Margin.

Total margin decreased $1 million or 0.6% from the same period in 2003.  Total margin, as a percentage of revenue for the six months ended June 30, 2004 increased to 10.8% compared to 9.7% for the same period in 2003.  The decreased margin is primarily attributable to a $13 million increase in the allowance for doubtful accounts related to potentially uncollectible receivables pending final resolution of outstanding issues with the owner on two projects.  The decrease was offset by a $7 million reduction in job losses for the six months ended June 30, 2004 as a result of improved cost containment, estimating and bidding efforts and $6 million of additional margin resulting from the approval of change orders on a bridge project in California.

General and Administrative Expenses.

General and administrative expenses for the six months ended June 30, 2004 increased $2 million from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2004 increased to 7.7% compared to 6.7% for the same period in 2003.  The Company experienced an increase in compensation and travel as a result of several operating offices expanding to markets outside of their previous territories and increased estimating efforts.  Offsetting this increase was a decrease in profit sharing expense and a reduction in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the six months ended June 30, 2004 decreased $3 million from the same period in 2003.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income and Equity Earnings, net.

Investment income and equity earnings decreased $5 million for the six months ended June 30, 2004 from the same period in 2003.  During the six months ended June 30, 2003, the Company sold its investment in stock warrants and recognized a $6 million gain (comprised of a $3 million gain on the sale and an unrealized gain of $3 million due to change in market value prior to the sale).

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the six months ended June 30, 2004 and 2003 were $3 million and $2 million, respectively.

Provision for income taxes.

The effective income tax rates for the six months ended June 30, 2004 and 2003 were 38% and 39%, respectively.  The rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes and prior year tax adjustments.

Financial Condition – June 30, 2004 vs. December 27, 2003

Cash and cash equivalents increased $23 million to $504 million at June 30, 2004 from $481 million at December 27, 2003.  The increase reflects net cash provided by operations of $90 million, offset by net cash used in investing activities of $30 million and $37 million used in financing activities.

Net cash provided by operating activities for the six months ended June 30, 2004 decreased by $14 million to $90 million as compared to the same period in 2003.  This decrease was primarily due to increased working capital requirements for construction contracts.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2004 increased by $6 million to $30 million as compared to the same period in 2003.  This increase was due primarily to a decrease in proceeds received from the sale of stock warrants during 2003 of $22 million, partially offset by a reduction in capital expenditures of $11 million and an increase in proceeds from sales of property, plant and equipment of $6 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the six months ended June 30, 2004 decreased by $59 million to $37 million as compared to the same time period in 2003.  This decrease was primarily due to a decrease in repurchases of common stock of $59 million.

Liquidity.

During the six months ended June 30, 2004 and 2003, the Company expended $49 million and $60 million, respectively, on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, historically is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  Other than the agreements described in the next two paragraphs, as of June 30, 2004, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $10 million.  PKS paid dividends during the six months ended June 30, 2004 and 2003 of $25 million and $22 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

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

The Company has entered into an Agreement of Purchase and Sale to acquire a 50% interest in a coal mining entity in Wyoming for $15 million. Closing of such acquisition is subject to the satisfaction of certain conditions, including the successful negotiation of an operating agreement with a third party, that have not yet been and may not be satisfied.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper with maturities of less than 90 days, U.S. Government debt obligations and money market, stock and bond mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks.  These risks, among others, can result in loss of principal.  The majority of the Company’s investments consist of holdings in a money market mutual fund.

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward is used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward is recorded at fair value based upon quoted market prices, and changes in the fair value of the forward are immediately recognized in Other, net in the Consolidated Condensed Statements of Earnings.

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate and the exchange rate in the forward.  At June 30, 2004, the fair value of the forward was a liability of less than $0.5 million.  A 10% change the Canadian/U.S. exchange rate would result in a gain of approximately $1.5 million in the event of an increase in the exchange rate, or a loss of approximately $1.5 million in the event of a decrease.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  On January 27, 2004, the Court issued an order to stay the proceedings until June 17, 2004 pending the results of the investigation of the allegations set forth in the suit by the Special Litigation Committee of the Level 3 Board of Directors.  On June 26, 2004, the Court issued a subsequent order extending such stay until August 2, 2004.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture (the “Joint Venture”), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received “target letters” from the U.S. Department of Justice and the United States Attorney for the District of Connecticut (“DOJ”), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. The target letters specified potential violations of various federal statutes based on allegations of misconduct in connection with a portion of the work, and invited the parties to meet with the DOJ and attempt to resolve the matter. The parties did meet on October 23, 2003, and the DOJ was provided with pertinent information that it might not have otherwise previously considered in its investigation. The Joint Venture and its joint venture partners also agreed to cooperate in further testing of certain portions of the work.  The DOJ agreed to enter into a tolling agreement.  By letter dated July 2, 2004, the DOJ notified The Joint Venture and its partners that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  The Joint Venture and its joint venture partners believe that the change orders and modifications are appropriate and in accordance with the contract’s terms and conditions, and are cooperating in the investigation.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

Item 2. Changes in Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock

April 1, 2004 through April 30, 2004	63,650	$32.45

May 1, 2004 through May 31, 2004	18,050	$32.00

June 1, 2004 through June 30, 2004	40,120	$32.00

Total	121,820	$32.24

Ownership of Common Stock is generally restricted to active employees and directors and is conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  Upon retirement, termination of employment, death, or request of the stockholder, PKS is generally required to repurchase the Common Stock at the applicable formula price.  All purchases of Common Stock were effected under this obligation.

Item 4. Submission of Matters to a Vote of Security Holders.

PKS’s annual meeting of stockholders was held on June 14, 2004.  The holders of 28,468,791 of the 29,848,351 outstanding shares of Common Stock were present in person or by proxy at the annual meeting.  At such meeting, the following matters were submitted to a vote and approved by the stockholders:

1. Selection of Directors.  A slate of nominees for director was proposed by the incumbent directors.  No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

Director Nominee Votes For Withheld

Mogens C. Bay 28,458,291 10,500
Scott Cassels 28,449,887 18,904
Richard W. Colf 28,458,291 10,500
Richard Geary 28,458,291 10,500
Bruce E. Grewcock 28,458,291 10,500
William L. Grewcock 28,458,291 10,500
Steven Hansen 28,449,887 18,904
Allan K. Kirkwood 28,458,291 10,500
Michael R. McCarthy 28,458,291 10,500
Douglas E. Patterson 28,458,291 10,500
R. Michael Phelps 28,449,887 18,904
Walter Scott, Jr. 28,458,291 10,500
Kenneth E. Stinson 28,458,291 10,500
George B. Toll, Jr. 28,449,887 18,904

2. Certificate Amendment.  Approval of amendments to PKS’ Restated Certificate of Incorporation (“Certificate”) to (i) reflect changes in certain accounting terminology; (ii) address potential impacts of new and contemplated accounting pronouncements on Common Share Price (as defined in the Certificate); (iii) clarify the effect of restatements to PKS’ audited financial statements on Common Share Price; and (iv) revise the time period in which a “Qualified Financial Institution” (as defined in the Certificate) must resell shares of Common Stock back to PKS after notice from PKS.  Approval required the affirmative vote of the holders of at least 80% of the issued outstanding shares of Common Stock:

Affirmative Votes	Negative Votes	Abstentions

28,260,235	82,040	126,516

3. 2004 Bonus Plan.  Approval of PKS’ 2004 Bonus Plan for PKS’ executive officers.  Approval required the affirmative vote of the holders of a majority of the shares of Common Stock present in person or by proxy at the Annual Meeting and entitled to vote thereon:

Affirmative Votes	Negative Votes	Abstentions

27,777,473	351,186	340,132

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parenthesis:

3.1 Restated Certificate of Incorporation (Exhibit 4.1 to PKS’ Registration Statement on Form S-8, filed on June 25, 2004).
3.2 Amended and Restated By-laws (Exhibit 4.2 to PKS Registration Statement on Form S-8, filed on June 25, 2004).
10. 2004 Bonus Plan (Appendix II to PKS Definitive Proxy Statement on Schedule 14A, filed on May 13, 2004).
15.1 Letter re unaudited interim financial information.
31.1 Rule 15d-14(a) Certification of Chief Executive Officer
31.2 Rule 15d-14(a) Certification of Chief Financial Officer
32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

Current Report on Form 8-K dated June 30, 2004 reporting Kenneth E. Stinson’s decision to retire as Chief Executive Officer, effective in January 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Chief Financial Officer