Form 10-Q
period 2004-09-30
PETER KIEWIT SONS INC /DE/
filed 2004-11-05
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2004:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 31,561,896

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of September 30, 2004, and the related consolidated condensed statements of earnings for the three and nine month periods ended September 30, 2004 and 2003, and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

(signed) KPMG LLP

Omaha, Nebraska
November 5, 2004

PETER KIEWIT SONS’, INC.

Consolidated Condensed Statements of Earnings
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)

Revenue	$893	$904	$2,405	$2,613
Cost of revenue	(755)	(799)	(2,103)	(2,343)

Margin	138	105	302	270

General and administrative expenses	(56)	(58)	(173)	(173)
Gain on sale of operating assets	2	6	8	15

Operating income	84	53	137	112

Other income (expense):
Investment income	2	2	7	12
Interest expense	(1)	(5)	(3)	(6)
Other, net	2	2	7	6
	3	(1)	11	12

Income before income taxes and cumulative
effect of change in accounting principle	87	52	148	124

Income tax expense	(30)	(20)	(53)	(48)

Income before cumulative effect of change in
accounting principle	57	32	95	76

Cumulative effect of change in accounting
principle, net of tax	-	-	-	3

Net income	$57	$32	$95	$79

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$1.88	$1.12	$3.16	$2.63
Cumulative effect of change in accounting
principle	-	-	-	.10

Net income	$1.88	$1.12	$3.16	$2.73

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$1.81	$1.08	$3.05	$2.53
Cumulative effect of change in accounting
principle	-	-	-	.10

Net income	$1.81	$1.08	$3.05	$2.63

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Consolidated Condensed Balance Sheets

	September 30,
	2004	December 27,
	(unaudited)	2003
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$570	$481
Available-for-sale securities	106	103
Receivables, less allowance of $18 and $7	445	419
Unbilled contract revenue	94	79
Contract costs in excess of related revenue	22	45
Investment in construction joint ventures	273	251
Deferred income taxes	69	60
Other	55	26
Total current assets	1,634	1,464

Property, plant and equipment, less accumulated
depreciation and amortization of $542 and $531	409	340
Other assets	84	85
	$2,127	$1,889

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $57 and $67	$217	$225
Current portion of long-term debt	1	10
Accrued costs on construction contracts	129	125
Billings in excess of related costs and earnings	260	195
Distributions and costs in excess of investment in construction joint ventures	50	28
Accrued insurance costs	77	70
Accrued payroll	43	39
Other	27	21
Total current liabilities	804	713

Long-term debt, less current portion	28	22
Deferred income taxes	41	41
Accrued reclamation	24	6

Minority interest	6	1

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized, no shares outstanding	-	-
Redeemable common stock ($1,002 million and $981 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
31,319,331 and 30,242,689 outstanding	-	-
Additional paid-in capital	292	243
Accumulated other comprehensive income	7	4
Retained earnings	925	859
Total redeemable common stock	1,224	1,106
	$2,127	$1,889

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$196	$150

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	2	-
Purchases of available-for-sale securities	(5)	(2)
Proceeds from sale of stock warrants	-	22
Proceeds from sales of property, plant and equipment	26	23
Capital expenditures	(68)	(95)
Acquisition	(75)	-
Additions to notes receivable	(1)	-
Payments received on notes receivable	2	4
Net cash used in investing activities	(119)	(48)

Cash flows from financing activities:
Long-term debt borrowings	6	-
Payments on long-term debt	(9)	-
Issuances of common stock	54	-
Repurchases of common stock	(19)	(76)
Dividends paid	(25)	(22)
Capital contribution to consolidated joint ventures by minority investors	4	-
Other	-	1
Net cash provided by (used in) financing activities	11	(97)

Effect of exchange rates on cash	1	7

Net increase in cash and cash equivalents	89	12

Cash and cash equivalents at beginning of period	481	275

Cash and cash equivalents at end of period	$570	$287

Non-cash investing activities:
Stock warrants returned to owner as part of a contract settlement	$-	$3

Non-cash financing activities:
Owner account receivable converted to note receivable	$-	$2

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (“PKS”, which together with its subsidiaries is referred to herein as the "Company") at December 27, 2003 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures, unless otherwise disclosed herein, are those that are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

The Company became aware of accounting errors that occurred during 2002 on two construction contracts.  The errors resulted in an understatement of 2002 net income of less than $1 million.  The Company corrected the errors during the nine months ended September 30, 2003.  One correction decreased net income by $4 million during the first quarter of 2003 and the second correction increased net income by $5 million during the third quarter of 2003.  The Company does not believe that the corrections of these errors is material to 2003 operations.  Excluding these adjustments, net income for the three and nine months ended September 30, 2003 was $27 million and $78 million.

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

3. Acquisition:

On August 20, 2004, the Company acquired the assets and certain liabilities of the Buckskin Mine (“Buckskin”), a coal mine located near Gillette, Wyoming.  The total purchase price was approximately $75 million.  The results of Buckskin’s operations have been included in the consolidated financial statements since that date.  The acquisition occurred as part of the Company’s plan to expand its coal mining businesses.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of obtaining third-party valuations of the assets and liabilities acquired; thus, the allocation of the purchase price is subject to refinement.  It is not anticipated that any goodwill will result from the final purchase price allocation.

		Approximate, as of
		August 20, 2004
		(dollars in millions)

Current assets		$16
Property and equipment (including mineral rights)		80
Total assets		96

Current liabilities		4
Accrued reclamation		17
Total liabilities		21

Net assets		$75

The following unaudited, pro-forma financial information assumes the acquisition occurred at the beginning of 2003.  These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2003, or the results which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2004	2003	2004	2003
	(dollars in millions, except per share data)

Revenue	$902	$923	$2,466	$2,671
Income before cumulative effect of change in
accounting principle	$59	$33	$101	$77
Net income	$59	$33	$101	$80

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$1.95	$1.16	$3.35	$2.67
Net income	$1.95	$1.16	$3.35	$2.77

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$1.88	$1.11	$3.24	$2.57
Net income	$1.88	$1.11	$3.24	$2.67

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

The following unaudited pro forma information reflects the Company’s results for the three and nine months ended September 30, 2003 as if the change had been retroactively applied:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003
	(dollars in millions, except per share data)

Net income	$32	$76

Net earnings per share:
Basic	$1.12	$2.63

Diluted	$1.08	$2.53

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)

Net income available to common stockholders	$57	$32	$95	$79

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*	1	*

Net income for diluted shares	$57	$32	$96	$79

Total number of weighted average shares outstanding used
to compute basic earnings per share (in thousands)	30,341	28,546	30,048	28,746

Additional dilutive shares assuming
conversion of convertible debentures	1,290	1,256	1,294	1,267

Total number of shares used to compute
diluted earnings per share	31,631	29,802	31,342	30,013

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$1.88	$1.12	$3.16	$2.63
Cumulative effect of change in accounting principle	-	-	-	.10

Net income	$1.88	$1.12	$3.16	$2.73

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$1.81	$1.08	$3.05	$2.53
Cumulative effect of change in accounting principle	-	-	-	.10

Net income	$1.81	$1.08	$3.05	$2.63

* Interest expense attributable to convertible debentures was less than $.5 million, net of tax.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements - (Continued)

6. Disclosures about Fair Value of Financial Instruments:

Retainage on Construction Contracts:

The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at September 30, 2004 and December 27, 2003:

	September 30,	December 27,
	2004	2003
	(dollars in millions)

Escrowed securities	$37	$39

Other retainage held by owners	92	92

	$129	$131

Accounts receivable at September 30, 2004 and December 27, 2003 also include less than $.5 million of securities held by the owners which are now due as the contracts are completed.

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

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate and the exchange rate in the forward.  At September 30, 2004, the fair value of the forward was a liability of $1 million.  During the three and nine months ended September 30, 2004, the Company recognized losses on the forward of $1 million and $1 million, respectively.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

7. Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock.  Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)

Net income	$57	$32	$95	$79
Other comprehensive income, before tax:
Unrealized gains (losses) arising during period	1	(3)	-	2
Foreign currency translation adjustments	6	5	4	10
Income tax expense related to items of other
comprehensive income	(3)	(1)	(2)	(5)

Comprehensive income	$61	$33	$97	$86

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

Intersegment sales are recorded at cost.  There were no intersegment sales for the three and nine months ended September 30, 2004 and September 30, 2003.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.  The management fee earned by the Company for mine management and related coal mining operations services is excluded from the segment information that follows as it is included in other income on the Consolidated Statement of Earnings and not included in operating income.  Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

8. Segment Data, Continued:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	Construction	Other	Construction	Other
	(dollars in millions)

Revenue – external customers	$867	$26	$892	$12

Depreciation and amortization	$16	$4	$18	$3

Operating income	$79	$5	$51	$2

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
	Construction	Other	Construction	Other
	(dollars in millions)

Revenue – external customers	$2,355	50	$2,578	$35

Depreciation and amortization	$50	$9	$56	$8

Operating income	$128	9	$105	$7

During the three and nine months ended September 30, 2004, revenue recognized from a single owner represented 11% and 12%, respectively, of the Company’s total revenue.

9. Other Matters:

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  On January 27, 2004, the Court issued an order to stay the proceedings until June 17, 2004 pending the results of the investigation of the allegations set forth in the suit by the Special Litigation Committee of the Level 3 Board of Directors.  On June 26, 2004, the Court issued a subsequent order extending the stay which expired on August 2, 2004.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.  The Company is currently unable to determine the impact of the suit upon its future financial position, results of operations or cash flows.

PETER KIEWIT SONS’, INC.

Notes to Consolidated Condensed Financial Statements – (Continued)

9. Other Matters, Continued:

On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the Joint Venture and the DOJ, the DOJ notified The Joint Venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  In a meeting on July 30, 2004 the DOJ presented its concerns to the Joint Venture, including raising several new issues.  The Joint Venture continues to study the issues in preparation for a response to the DOJ anticipated to take place in January 2005.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At September 30, 2004, the Company had issued letters of credit of approximately $174 million.  None of the available letters of credit have been drawn upon.

At the December 10, 2003 meeting of the PKS' Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to participate on a pro rata basis to their respective ownership of PKS’ $0.01 par value common stock (“Common Stock”).  As currently contemplated, it is anticipated that between 30% and 40% of the aggregate redemption value of the currently issued and outstanding PKS Stock would be distributed to the stockholders of PKS.  However, the actual value of the distribution would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the Company’s operations. Consequently, there is no assurance that PKS would actually undertake to form the Fund or distribute the Fund interests to stockholders, or whether the actual value of the distribution would be more or less than currently anticipated.

Under the terms of a bank loan agreement (the “Loan Agreement”) dated December 19, 2003, a consolidated partnership of the Company that will own and operate a hydroelectric power plant in Canada (the “Hydroelectric Partnership”) may borrow up to $9 million primarily for the construction of the power plant. Construction is anticipated to be completed during the fourth quarter of 2004. After completion of the project, the loan will be payable monthly over a 20 year term at a 7.386% fixed rate of interest. Certain provisions of the Loan Agreement require the Hydroelectric Partnership to maintain certain ratios and establish restricted cash reserves among other requirements. Indebtedness under the Loan Agreement is solely collateralized by the assets of the Hydroelectric Partnership and the assets of its partners.  At September 30, 2004, the Hydroelectric Partnership had received cumulative advances of $6 million under this Loan Agreement.

During the second quarter of 2004, the Company entered into an Agreement of Purchase and Sale to acquire a 50% interest in a coal mining entity in Wyoming for $15 million.  The agreement was terminated during the third quarter of 2004.

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

The construction industry is highly competitive and lacks firms with dominant market power.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  Public contracts accounted for approximately 70% of the combined prices of contracts awarded to the Company and 72% of revenue earned by the Company for the nine months ended September 30, 2004.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

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

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the nine months ended September 30, 2004, the Company derived approximately 85% of its joint venture revenue from sponsored joint ventures and approximately 15% from non-sponsored joint ventures.  The Company’s share of joint venture revenue accounted for approximately 26% of its revenue for the nine months ended September 30, 2004.

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

Results of Operations - Third Quarter 2004 vs. Third Quarter 2003

Revenue.

Total revenues decreased $11 million or 1% from the same period in 2003.  Certain significant commercial rail, highway and power plant projects were substantially completed during 2003. During the third quarter of 2004, the Company did not experience an offsetting increase in new work for similar projects.  Although the Company added $2.7 billion of backlog during the nine months ended September 30, 2004, much of this work is not contributing revenue at the same pace as the projects that completed during 2003.

Contract backlog was $4.2 billion and $3.7 billion at September 30, 2004 and December 27, 2003, respectively.  Additionally, the Company was low bidder on $782 million and $902 million of jobs that had not been awarded at September 30, 2004 and December 27, 2003, respectively.  Backlog included $2.8 billion for sole contracts and $1.4 billion for the Company’s share of joint ventures at September 30, 2004.  Foreign operations, located primarily in Canada, represent 6.6% of backlog at September 30, 2004.  Domestic projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog make up 43% of total backlog at September 30, 2004.  A single owner makes up 18% of total backlog at September 30, 2004.

Margin.

Total margin increased $33 million or 31% from the same period in 2003.  Total margin, as a percentage of revenue for the third quarter of 2004 increased to 16% compared to 12% for the same period in 2003.  Although job losses for the third quarter of 2004 were consistent with the same period in 2003, margins on profitable jobs improved as a result of improved cost containment, estimating and bidding efforts.  The Company also experienced an $8 million increase in claim settlements for the third quarter of 2004 from the same period in 2003.

General and Administrative Expenses.

General and administrative expenses for third quarter of 2004 decreased $2 million from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the third quarter of 2004 decreased to 6.3% compared to 6.4% for the same period in 2003.  The Company experienced a decrease in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the third quarter of 2004 decreased $4 million from the same period in 2003.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income. Investment income for the third quarter of 2004 was unchanged from the same period in 2003.

Interest Expense.

Interest expense for the third quarter of 2004 decreased $4 million from the same period in 2003.  During the third quarter of 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the third quarter of 2004 and 2003 were $2 million and $1 million, respectively.

Provision for income taxes.

The effective income tax rates for the third quarter of 2004 and 2003 were 35% and 39%, respectively.  These rates include the U.S. federal statutory rate of 35% increased by state and foreign income taxes, and increased or decreased by the resolution and settlement of prior year income tax liabilities.

Results of Operations – Nine Months 2004 vs. Nine Months 2003

Revenue.

Total revenues decreased $208 million or 8% from the same period in 2003.  Certain significant commercial rail, highway and power plant projects were substantially completed during 2003. For the nine months ended September 30, 2004, the Company did not experience an offsetting increase in new work for similar projects.  Although the Company added $2.7 billion of backlog during the nine months ended September 30, 2004, much of this work is not contributing revenue at the same pace as the projects that completed during 2003.

Margin.

Total margin increased $32 million or 12% from the same period in 2003.  Total margin, as a percentage of revenue for the nine months ended September 30, 2004 increased to 13% compared to 10% for the same period in 2003.  Although job losses for the nine months ended September 30, 2004 were consistent with the same period in 2003, margins on profitable jobs improved as a result of improved cost containment, estimating and bidding efforts.

General and Administrative Expenses.

General and administrative expenses for the nine months ended September 30, 2004 was unchanged from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the nine months ended September 30, 2004 increased to 7.2% compared to 6.6% for the same period in 2003.  The Company experienced an increase in compensation and travel as a result of several operating offices expanding to markets outside of their previous territories and increased estimating efforts.  Offsetting this increase was a decrease in profit sharing expense and a reduction in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the nine months ended September 30, 2004 decreased $7 million from the same period in 2003.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income decreased $5 million for the nine months ended September 30, 2004 from the same period in 2003.  During the nine months ended September 30, 2003, the Company sold its investment in stock warrants and recognized a $6 million gain (comprised of a $3 million gain on the sale and an unrealized gain of $3 million due to change in market value prior to the sale).

Interest Expense.

Interest expense for the nine months ended September 30, 2004 decreased $3 million from the same period in 2003. During the nine months ended September 30, 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the nine months ended September 30, 2004 and 2003 were $5 million and $3 million, respectively.

Provision for income taxes.

The effective income tax rates for the nine months ended September 30, 2004 and 2003 were 36% and 39%, respectively.  These rates include the U.S. federal statutory rate of 35% increased by state and foreign income taxes, and increased or decreased by the resolution and settlement of prior year income tax liabilities.

Financial Condition – September 30, 2004 vs. December 27, 2003

Cash and cash equivalents increased $89 million to $570 million at September 30, 2004 from $481 million at December 27, 2003.  The increase reflects net cash provided by operations of $196 million, $11 million provided by financing activities and effect of foreign exchange rates of $1 million offset by net cash used in investing activities of $119 million.

Net cash provided by operating activities for the nine months ended September 30, 2004 increased by $46 million to $196 million as compared to the same period in 2003.  This increase is primarily attributable to an increase in billings in excess of related costs and earnings as a result of the Company’s ability to bill in advance of work completed on certain significant projects.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2004 increased by $71 million to $119 million as compared to the same period in 2003.  This increase was due primarily to the $75 million Buckskin acquisition, a decrease in proceeds received from the sale of stock warrants during 2003 of $22 million, partially offset by a reduction in capital expenditures of $27 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash provided by financing activities for the nine months ended September 30, 2004 increased by $108 million to $11 million as compared to the same time period in 2003.  This increase was primarily due to a decrease in repurchases of common stock of $57 million, issuances of common stock of $54 million and long-term debt borrowings of $6 million offset by payments on long-term debt of $9 million.  Common stock was issued in August during 2004 and in October during 2003.

Liquidity.

During the nine months ended September 30, 2004 and 2003, the Company expended $143 million and $95 million, respectively, on capital expenditures and acquisitions.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, historically is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  As of September 30, 2004, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $1 million.  PKS paid dividends during the nine months ended September 30, 2004 and 2003 of $25 million and $22 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  The Company also has the commitment to repurchase Common Stock at any time during the year from shareholders.

During the second quarter of 2004, the Company entered into an Agreement of Purchase and Sale to acquire a 50% interest in a coal mining entity in Wyoming for $15 million.  The agreement was terminated during the third quarter of 2004.

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

At the December 10, 2003 meeting of the PKS' Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to participate on a pro rata basis to their respective ownership of Common Stock.  As currently contemplated, it is anticipated that between 30% and 40% of the aggregate redemption value of the currently issued and outstanding PKS Stock would be distributed to the stockholders of PKS.  However, the actual value of the distribution would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the requirements noted in the preceding paragraphs.  Consequently, there is no assurance that PKS would actually undertake to form the Fund or distribute the Fund interests to stockholders, or whether the actual value of the distribution would be more or less than currently anticipated.

Off-Balance Sheet Arrangements.

During 2004 and 2003, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company holds a diversified portfolio of investments that includes cash, high quality commercial paper with maturities of less than 90 days, U.S. Government debt obligations, tax exempt money market instruments and money market, stock and bond mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks.  These risks, among others, can result in loss of principal.  The majority of the Company’s investments consist of holdings in a money market mutual fund and tax exempt municipal securities.

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

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate and the exchange rate in the forward.  At September 30, 2004, the fair value of the forward was a liability of $1 million.  During the three and nine months ended September 30, 2004, the company recognized losses on the forward of $1 million and $1 million, respectively.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $1.5 million in the event of an increase in the exchange rate, or a loss of approximately $1.5 million in the event of a decrease.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the Joint Venture and the DOJ, the DOJ notified The Joint Venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  In a meeting on July 30, 2004 the DOJ presented its concerns to the Joint Venture, including raising several new issues.  The Joint Venture continues to study the issues in preparation for a response to the DOJ anticipated to take place in January 2005.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock

July 1, 2004 through July 31, 2004	59,600	$32.00
August 1, 2004 through August 31, 2004	49,000	$32.00
September 1, 2004 through September 30, 2004	34,400	$32.00

Total	143,000	$32.00

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

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parenthesis:

15.1 15.1 Letter re unaudited interim financial information
31.1 31.1 Rule 15d-14(a) Certification of Chief Executive Officer
31.2 31.2 Rule 15d-14(a) Certification of Chief Financial Officer
32 32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Chief Financial Officer