Form 10-K
period 2004-12-25
PETER KIEWIT SONS INC /DE/
filed 2005-02-28
CIK 1044430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 25, 2004	000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware	91-1842817
(State of Incorporation)	(I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska	68131
(Address of principal executive offices)	(Zip Code)

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

28,438,455 shares of the registrant’s $0.01 par value Common Stock were issued and outstanding on February 28, 2005.

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

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

General.

The Company is one of the largest construction contractors in North America. The Company is also engaged in the coal mining business.  See Note 13 of the “Notes to Consolidated Financial Statements” for revenue and operating income by segment.  PKS was incorporated in Delaware in 1997, and is a successor to a Delaware corporation that was incorporated in 1941, which itself was the successor of a construction business enterprise founded in Omaha, Nebraska in 1884.

The Construction Business.

The Company, through its subsidiaries and joint ventures, performs construction services for a broad range of public and private customers primarily in the United States and Canada. New contract awards during 2004 were distributed among the following construction markets (approximately, by percentage of the Company’s share of total construction contract value): transportation (including highways, bridges, airports, mass transit and rail) – 57%; water supply/dams – 15%; power, heat, cooling – 9%; commercial building – 9%; petroleum – 4%; sewage and solid waste – 3%; and all other markets – 3%.  Construction revenue earned during 2004 was distributed among the following construction markets (approximately, by percentage of construction revenue earned): transportation (including highways, bridges, airports, mass transit and rail) – 61%; commercial building – 10%; power, heat, cooling – 8%; water supply/dams – 7%; petroleum – 7%; sewage and solid waste – 1%; and all other markets – 6%.

The Company primarily performs construction services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications. The Company plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. The Company generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

Contract Types.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized as the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

Government Contracts.

Public contracts accounted for approximately 68% of the combined prices of construction contracts awarded to the Company and 74% of construction revenue earned by the Company during 2004.  During 2004, construction revenue recognized from a single owner represented 12% of the Company’s revenue.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding. Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.

Competition.

A contractor’s competitive position is based primarily on its prices for construction services, ability to obtain performance bonds and in certain instances, its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power.  In 2004, Engineering News Record, a construction trade publication, ranked the Company as the seventh largest United States contractor in terms of 2003 revenue.  Also in terms of 2003 revenue, it ranked the Company first in the construction markets of bridges, highways and water supply, second in transportation and dams and in the top ten of various other construction markets.

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

Backlog.

At the end of 2004 and 2003, the Company had construction backlog (anticipated revenue from uncompleted contracts) of approximately $3.5 billion and $3.7 billion, respectively.  Of current construction backlog, approximately $1.4 billion is not expected to be completed during 2005.  Additionally, the Company was low bidder on $0.2 billion and $0.9 billion of jobs that have not yet been awarded at December 25, 2004 and December 27, 2003, respectively.  In 2004, the Company was the successful bidder on 232 jobs with total contract prices of approximately $2.6 billion and an average price of approximately $11.2 million per job whereas in 2003, the Company was the successful bidder on 288 jobs with total contract prices of approximately $2.0 billion and an average price of approximately $6.9 million per job.  There were 24 new projects with contract prices over $25 million, accounting for approximately 40% of the successful bid volume.  The Company’s 10 largest jobs in backlog make up 40% of total backlog at December 25, 2004.  A single owner makes up 16% of total construction backlog at December 25, 2004.

Joint Ventures.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers will be required to pay those costs. The Company prefers to act as the sponsor of its joint ventures. The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services. The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  In 2004, the Company derived approximately 85% of its construction joint venture revenue from sponsored joint ventures and approximately 15% from non-sponsored joint ventures.  The Company’s share of construction joint venture revenue accounted for approximately 27% of its 2004 total construction revenue.

Locations.

The Company has 20 principal construction operating offices located throughout North America, including its headquarters located in Omaha, Nebraska. Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets.  During 2004, the Company had construction projects in 29 states and 7 Canadian provinces.  Financial information about geographic areas for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 is included in Note 13 of the "Notes to Consolidated Financial Statements".

The Coal Mining Business.

The Company owns and operates the Calvert Mine located in Texas and the Buckskin Mine located in Wyoming.  Each is a surface mining operation that produces coal used in domestic coal-fired electric generation facilities.  The Company produced and sold 10 million tons of coal from these mines in 2004.  The Company also manages two active surface coal mines located in the western United States for Level 3 Communications Inc. (“Level 3”).

Production and Distribution.

The Calvert Mine is located in Robertson County, Texas.  Overburden removal is conducted by means of a large, earth-moving machine called a dragline.  Mining operations are conducted by trucks and power shovels.  The Calvert Mine produces lignite for an electrical generation facility located adjacent to the mine.  The lignite is delivered to the facility by company-owned haul trucks.

The Buckskin Mine is located in Campbell County, Wyoming.  Overburden removal and mining operations are conducted by trucks and power shovels.  The mined coal is processed through a loading facility and is delivered by a railroad line operated by the BNSF Railway Company.

Customers.

Two significant customers account for 51.2% and 10.1% of the Coal Mining Business segment revenue.

Long-term Coal Supply Contracts and Backlog.

The Company’s coal sales generally are made under long-term supply contracts.  At the end of 2004 the Company had a sales backlog of approximately 85 million tons excluding tons subject to price re-bidding provisions.  The remaining terms on these contracts range from less than 1 year to 13 years.

Each contract has a base price, and most contain provisions to adjust the base price for changes in statutes or regulations.  Certain contracts allow for price adjustments based on actual cost experience or as measured by public indices.  Each contract includes coal quality and delivery volume specifications and includes penalties for failure to meet these specifications.

Competition.

The coal industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.  Demand for the Company’s coal is affected by political, economic and regulatory factors.  Sales from the Buckskin mine occur at the loading facility and require the customer to obtain transportation to their generating plant.  Transportation cost is a significant portion of the customer’s delivered cost of coal.  Many western coal companies are served by two railroads allowing the customer to potentially benefit from an additional distribution channel and competition between railroads compared to the single line available at the Buckskin Mine.

Environmental Protection.

Compliance with the U.S. and Canadian federal, state, provincial and local provisions regulating the discharge of materials into the environment, land restoration or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, results of operations, or competitive position of the Company’s operations.

Employees.

At the end of 2004, the Company employed approximately 14,000 people.  Included in this number are approximately 6,400 employees subject to various collective bargaining agreements with labor unions.  During 2004, the Company was a participant in approximately 183 collective bargaining agreements.  These agreements typically expire within 1 to 3 years.  The Company considers relations with its employees and labor unions to be good.

Available Information.

Financial and other information of the Company can be accessed, free of charge, at its website www.kiewit.com.  The Company makes available at its website its periodic annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

The Company’s headquarters facilities are located in Omaha, Nebraska and are owned by the Company.

The Construction Business.

The Company has 19 construction district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 13 of which are owned facilities and 6 of which are leased facilities.  The Company also has 19 construction area offices located in Alaska, California, Colorado, Florida, Hawaii, Illinois, Nebraska, New Mexico, New York, Oregon, Rhode Island, British Columbia and Ontario, one of which is an owned facility and 18 of which are leased facilities.  The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries.  Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,400 portable offices, shops and transport trailers. The Company has a large construction equipment fleet, including approximately 3,200 trucks, pickups and automobiles and 1,300 heavy construction vehicles, such as graders, scrapers, backhoes and cranes.  Construction joint ventures in which the Company is a participant also own approximately an additional 210 portable offices, shops and transport trailers, 660 trucks, pickups and automobiles and 260 heavy construction vehicles.

The Coal Mining Business.

The Company’s two coal mines, the Calvert Mine and the Buckskin Mine, are located in Robertson County, Texas and Campbell County, Wyoming, respectively. The Company has a significant mining equipment fleet, including 1 dragline, 6 shovels/excavators, 80 other heavy mining vehicles and approximately 90 trucks, pickups, automobiles and transport trailers.

The Company estimates that its total recoverable coal reserves are in excess of 455 million tons, 1 million of which are owned by the Company with the remainder being available pursuant to federal and private coal leases. The yield from the mining of these reserves is based on an estimate of volume that can be economically and legally extracted to meet current market demand. The Company’s reserve estimates are prepared by experienced mining engineers and other operating personnel of the Company using drilling and geological studies in conjunction with mine planning software. The following table summarizes the Company’s principal mine locations and estimated reserves at December 25, 2004:

	Annual Production	Nature of	Years Until Reserve	Estimated Reserves
Mine	(in millions of tons)	Interest	Depletion	(in millions of tons)

Buckskin Mine	20	Leased	23	431

Calvert Mine	2	Leased/Owned	13	24

Item 3. Legal Proceedings.

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of Level 3 appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of Level 3.  On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either Level 3 or its stockholders to pursue any of the claims asserted by the plaintiff.  Level 3 has filed a motion to dismiss the suit based on the recommendation of the Special Litigation Committee.  The parties are now in the process of conducting discovery limited by the Court solely to issues regarding the independence and authority of the Special Litigation Committee and the reasonableness and good faith of the Special Litigation Committee’s investigation and analysis.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the Joint Venture and the DOJ, the DOJ notified The Joint Venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  In a meeting on July 30, 2004 the DOJ presented its concerns to the Joint Venture, including raising several new issues.  The Joint Venture provided a counter-presentation to the DOJ on January 18 and 19, 2005, which the DOJ is in the process of evaluating.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is party to many other pending legal proceedings incidental to the business of such entities. It is not believed that any resulting liabilities for legal proceedings, beyond amounts reserved, will materially affect the financial condition, future results of operation, or future cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the three months ended December 25, 2004.

Item 4A. Executive Officers of the Registrant.

The table below shows information as of February 28, 2005, about each executive officer of PKS, including his business experience during the past five years. PKS’ executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name	Business Experience	Age

Scott L. Cassels

Mr. Cassels has been a Senior Vice President of Kiewit Corporation, a subsidiary of PKS, since December 2004, a Senior Vice President of Kiewit Construction Company, a subsidiary of PKS, since June 2002 and President of Gilbert Industrial Corporation, a subsidiary of PKS, since June 2002. Mr. Cassels was President of Gilbert Central Corp., a subsidiary of PKS, from June 2002 to June 2003 and was President of Gilbert Southern Corp., a subsidiary of PKS, from August 1994 to June 2002. Mr. Cassels has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.

		46

John B. Chapman	Mr. Chapman has been Vice President of Human Resources and Administration of PKS since August 1997.	59

Richard W. Colf	Mr. Colf has been an Executive Vice President of PKS since July 1998. Mr. Colf has been an Executive Vice President of Kiewit Corporation, a subsidiary of PKS, since December 2004 and an Executive Vice President of Kiewit Pacific Co., a subsidiary of PKS, since September 1998. Mr. Colf has been a director of PKS since August 1997 and is a member of the Executive Committee of PKS’ board of directors.	61

Steven Hansen	Mr. Hansen has been a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 1999 and a Senior Vice President of Kiewit Pacific Co. since June 1998. Mr. Hansen has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.	58

Bruce E. Grewcock	Mr. Grewcock has been Chief Executive Officer of PKS since December 2004 and President of PKS since December 2000. Mr. Grewcock was Chief Operating Officer of PKS from December 2000 until December 2004 and was an Executive Vice President of PKS from August 1997 until December 2000. Mr. Grewcock has been President and Chief Executive Officer of Kiewit Corporation since December 2004. Mr. Grewcock has been a director of PKS since August 1997 and is a member of the Executive Committee of PKS’ board of directors. Mr. Grewcock is the son of William L. Grewcock, a director of PKS.	51

Ben E. Muraskin	Mr. Muraskin has been the Treasurer of PKS since June 2003 and a Vice President of PKS since January 2000.	41

Christopher J. Murphy	Mr. Murphy has been a Vice President of PKS since August 2004. Mr. Murphy has been a Senior Vice President of Kiewit Corporation since December 2004. Mr. Murphy was President of Rinker Materials Corporation’s Western United States Division from October 2002 until August 2004. Mr. Murphy was a Director, President and Chief Executive Officer of Kiewit Materials Company, a former subsidiary of PKS, from June 2000 until October 2002. Mr. Murphy was President of Kiewit Mining Group Inc., a subsidiary of PKS, from July 1996 until June 2000.	50

Douglas E. Patterson	Mr. Patterson has been an Executive Vice President of PKS since November 2001. Mr. Patterson has been an Executive Vice President of Kiewit Corporation since December 2004. Mr. Patterson was President of Gilbert Central Corp., Gilbert Industrial Corporation and Kiewit Engineering Co., all subsidiaries of PKS, from June 1999 until June 2001. Mr. Patterson has been a director of PKS since June 2001 and is a member of the Executive Committee of PKS’ board of directors.	53

R. Michael Phelps	Mr. Phelps has been a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 2004, a Senior Vice President of Kiewit Pacific Co. since June 1999, and a Senior Vice President of Kiewit Western Co., a subsidiary of PKS, since July 1999. Mr. Phelps has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.	51

Michael J. Piechoski	Mr. Piechoski has been a Senior Vice President of PKS since December 2004 and Chief Financial Officer of PKS since November 2002. Mr. Piechoski was a Vice President of PKS from June 2000 until December 2004. Mr. Piechoski was Treasurer of PKS from June 2000 until June 2003. Mr. Piechoski was Director of Audit of PKS from April 1999 until June 2000.	50

Tobin A. Schropp	Mr. Schropp has been a Senior Vice President of PKS since November 2002 and General Counsel and Secretary of PKS since September 1998. Mr. Schropp was a Vice President of PKS from September 1998 until November 2002.	42

Kenneth E. Stinson	Mr. Stinson was Chief Executive Officer of PKS from March 1998 until December 2004 and was President of PKS from August 1997 until December 2000. Mr. Stinson has been a director and Chairman of the Board of PKS since August 1997. Mr. Stinson is also currently a director and a member of the audit committee of ConAgra Foods, Inc., and is a director of Valmont Industries, Inc. Mr. Stinson is the Chairman of the Executive Committee of PKS’ board of directors.	62

Michael J. Whetstine	Mr. Whetstine has been the Controller and Assistant Secretary of PKS since September 2003. Mr. Whetstine has been a Vice President and the Controller of Kiewit Corporation since December 2004. Mr. Whetstine served as Controller for DTN Corporation from January 2001 until August 2003, and was Assistant Controller from February 2000 until January 2001. Mr. Whetstine was affiliated with PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand) for more than five years prior to February 2000.	38

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

As of December 25, 2004, PKS' $0.01 par value common stock ("Common Stock") was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

Company Repurchases.

Period	Total Number of Shares of Common Stock Repurchased	Average Price Paid per Share of Common Stock

October 1, 2004 through October 31, 2004	48,165	$32.00
November 1, 2004 through November 30, 2004	12,500	$32.00
December 1, 2004 through December 31, 2004	-	-

Total	60,665	$32.00

Pursuant to the terms of PKS’ Restated Certificate of Incorporation ("Certificate"), PKS is required to repurchase shares of Common Stock at a formula price, generally upon demand.  Common Stock can generally be issued only to employees and directors of the Company and can be resold only to PKS at a formula price based on the year-end book value of PKS.

Formula Price.

The formula price of the Common Stock is based on the book value of PKS.  A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company’s construction activities (approximately $98 million at December 25, 2004).

Restrictions.

Ownership of Common Stock is generally restricted to directors and active employees of PKS and is also conditioned upon the execution of repurchase agreements which restrict directors of PKS on the transfer of the Common Stock.  Upon retirement, termination of employment, or death, PKS is required to repurchase the Common Stock at the applicable formula price, generally upon demand.

Stockholders.

On February 28, 2005, PKS had the following numbers of stockholders and outstanding shares:

Class of Stock	Stockholders		Outstanding Shares
Common Stock	1,602		28,438,455

Dividends and Prices.

The chart below sets forth the cash dividends declared or paid on the Common Stock during, 2003 and 2004, and the formula price after each dividend payment.

Dividend Declared	Dividend Paid	Dividend Per Share	Price Adjusted	Formula Price

October 25, 2002	January 6, 2003	$0.35	December 28, 2002	$27.15
April 25, 2003	May 1, 2003	$0.40	May 1, 2003	$26.75
October 31, 2003	January 5, 2004	$0.40	December 27, 2003	$32.45
April 30, 2004	May 3, 2004	$0.45	May 3, 2004	$32.00

PKS’ current dividend policy is to pay a regular cash dividend on Common Stock based on a percentage of the prior year’s ordinary income, with any special dividends to be based on extraordinary income.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Company as of and for the fiscal years ended 2000 through 2004, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements.

	Fiscal Year Ended
	2004	2003	2002	2001	2000
	(dollars in millions, except per share amounts)
Results of operations:
Revenue	$3,352	$3,375	$3,699	$3,871	$4,463

Income from continuing operations	$201	$157	$193	$175	$161
Income from discontinued operations (1)	-	-	-	-	18

Net income	$201	$157	$193	$175	$179

Per common share:
Basic:
Income from continuing operations	$6.62	$5.38	$6.37	$5.72	$4.97
Income from discontinued operations (1)	-	-	-	-	.57

Net income	$6.62	$5.38	$6.37	$5.72	$5.54

Diluted:
Income from continuing operations	$6.38	$5.18	$6.08	$5.49	$4.83
Income from discontinued operations (1)	-	-	-	-	.55

Net income	$6.38	$5.18	$6.08	$5.49	$5.38

Dividends (2)	$.45	$.80	$.75	$.65	$.58
Formula price (3)	$38.50	$32.45	$27.15	$21.50	$17.70
Book value	$42.24	$36.55	$31.80	$26.44	$21.56

Financial position:
Total assets	$2,217	$1,889	$1,876	$1,594	$1,401
Current portion of
long-term debt	$1	$10	$-	$1	$1
Long-term debt, net of current portion	$36	$22	$24	$25	$12

Redeemable common stock (4)	$1,333	$1,106	$995	$835	$696

(1) On September 30, 2000, PKS effected a spin-off of its materials business to stockholders. PKS has reclassified the results of its materials business as discontinued operations.

(2) The 2003, 2002, 2001 and 2000 dividends include $.40, $.35, $.30 and $.30 for dividends declared in those years, respectively, but paid in January of the subsequent year.

(3)

Pursuant to the Certificate, the calculation of formula price, which is PKS’ stock price, is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(4)

Ownership of Common Stock is generally restricted to directors and active employees of PKS and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  Upon retirement, termination of employment, or death, PKS is required to repurchase the Common Stock at the applicable formula price, generally upon demand.  The aggregate redemption value of Common Stock at December 25, 2004 and December 27, 2003 was $1,215 million and $981 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company primarily operates in the construction industry and currently has two reportable operating segments.  The Construction segment performs services for a broad range of public and private customers primarily in the United States and Canada.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); commercial buildings; power, heat, cooling; water supply/dams; petroleum; and sewage and solid waste.  The Company’s Coal Mining segment owns and manages mines in the United States that sell primarily to electric utilities.

The Company primarily performs its construction services as a general contractor.  As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications.  The Company plans and schedules the projects, procures materials, hires workers as needed, and awards subcontracts. The Company generally requires performance and payment bonds or other assurances of operational capability and financial capacity from its subcontractors.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized as the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors. Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations. A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  Public contracts accounted for approximately 68% of the combined prices of construction contracts awarded to the Company and 74% of construction revenue earned by the Company during 2004.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  In 2004, the Company derived approximately 85% of its joint venture revenue from sponsored joint ventures and approximately 15% from non-sponsored joint ventures.  The Company’s share of joint venture revenue accounted for approximately 27% of its 2004 total construction revenue.

The Company owns and operates the Calvert Mine located in Texas and the Buckskin Mine located in Wyoming.  Each is a surface mining operation that produces coal used in domestic coal-fired electric generation facilities.  The Company also manages two active surface coal mines located in the western United States for Level 3.

The Company’s coal sales generally are made under long-term supply contracts.  Each contract has a base price, and most contain provisions to adjust the base price for changes in statutes or regulations.  Certain contracts allow for price adjustments based on actual cost experience or as measured by public indices.  Each contract includes coal quality and delivery volume specifications and includes penalties for failure to meet these specifications.

The coal mining industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.  Demand for the Company’s coal is affected by political, economic and regulatory factors.  Sales from the Buckskin mine occur at the loading facility and require the customer to obtain transportation to their generating plant.  Transportation cost is a significant portion of the customer’s delivered cost of coal.  Many western coal companies are served by two railroads allowing the customer to potentially benefit from an additional distribution channel and competition between railroads compared to the single line available at the Buckskin mine.

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula price of Common Stock is based upon the Company’s book value, formula price is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations 2004 vs. 2003

Revenue.

Revenue from each of the Company’s segments was:
	2004	2003
	(dollars in millions)

Construction	$3,265	$3,328
Coal Mining	87	47

	$3,352	$3,375

Total construction revenues decreased $63 million or 1.9% from the same period in 2003.  The Company recognized increases in claim settlements of $21 million and a $109 million increase in revenue on a large bridge project in California related to a significant change order.  The Company recognizes claims when they are settled.  As a result, the amount of claims settlements recognized varies with both the amount of settlements outstanding and the stage of the negotiation process for each claim.  However, these increases were more than offset by the fact that certain significant commercial rail, highway and power plant projects, because they were substantially complete in 2003, did not contribute significant revenues during 2004.  Although the Company added $3 billion of backlog during the twelve months ended December 25, 2004, much of this work did not contribute revenue at the same pace as the projects that completed during 2003.

Construction contract backlog was $3.5 billion and $3.7 billion at December 25, 2004 and December 27, 2003, respectively.  Additionally, the Company was low bidder on $0.2 billion and $0.9 billion of construction jobs that had not been awarded at December 25, 2004 and December 27, 2003, respectively.  Foreign operations, located primarily in Canada, represent 9% of construction backlog at December 25, 2004.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog make up 40% of total backlog at December 25, 2004.  A single owner in the western region of the United States makes up 16% of total construction backlog at December 25, 2004.

Coal Mining revenues increased $40 million or 85.1% from the same period in 2003.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 2 of the “Notes to Consolidated Financial Statements.”)

Coal Mining sales backlog at December 25, 2004 was approximately 85 million tons of coal excluding tons subject to price re-bidding provisions.  The remaining terms on these contracts range from less than 1 year to 13 years.

Margin.

Margin from each of the Company’s segments was:

	2004	2003
	(dollars in millions)

Construction	$486	$430
Coal Mining	23	18

	$509	$448

Total construction margin increased $56 million or 13.0% from the same period in 2003. Total margin as a percentage of revenue for the year increased to 14.9% from 12.9% for the same period in 2003.   A decrease in job losses of $17 million and an increase in claim settlements of $21 million as well as improved cost containment, estimating and bidding efforts contributed to the increased margins.  Claim settlements for the twelve months ended December 25, 2004 and December 27, 2003 were $49 million and $28 million, respectively.

Total coal mining margin increased $5 million or 27.8% from the same period in 2003.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 2 of the “Notes to Consolidated Financial Statements.”)  However, the highly competitive coal market in the area in which the Buckskin Mine operates resulted in margin decreasing as a percentage of revenue from 38.3% in 2003 to 26.4% in 2004.

General and Administrative Expenses.

General and administrative expense from each of the Company’s segments was:

	2004	2003
	(dollars in millions)

Construction	$219	$216
Coal Mining	7	7

	$226	$223

General and administrative expenses related to construction operations for the twelve months ended December 25, 2004 increased $3 million from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the twelve months ended December 25, 2004 increased to 6.7% compared to 6.5% for the same period in 2003.  The Company experienced an increase in compensation and travel as a result of several construction operating offices expanding to markets outside of their previous territories and increased estimating efforts, partially offset by a decrease in profit sharing expense.

General and administrative expenses related to mining operations remained flat from 2003 to 2004.  However, they decreased from 14.9% to 8.0% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the twelve months ended December 25, 2004 and 2003 were $10 million and $12 million, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income and Equity Earnings, net.

Investment income and equity earnings decreased $3 million for the twelve months ended December 25, 2004 from the same period in 2003.  An increase in interest earnings of $3 million for the year ended December 25, 2004, was offset by the $6 million gain the Company recognized on the sale of its investment in stock warrants during the year ended December 27, 2003 which did not recur during 2004.

Interest Expense.

During the twelve months ended December 27, 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).  Look back interest is calculated every year and was less than $.5 million in 2004.  The 2003 look back interest was significantly higher due to the receipt of significant claims that had been in negotiation for a number of years.

Other, net.

Other income is comprised primarily of mine management fee income.  The Company’s fee is a percentage of adjusted operating income of coal mines managed, as defined in a mine management agreement.  Fees for these services for the twelve months ended December 25, 2004 and December 27, 2003 were $6 million and $5 million, respectively.  The increase was primarily attributed to restructuring charges incurred at one of the mines during the twelve months ended December 27, 2003.

Provision for Income Taxes.

The effective income tax rates for the twelve months ended December 25, 2004 and December 27, 2003 were 33.4% and 38.4%, respectively.  In 2003, the rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes, offset in part by the expected reduction of previously capitalized costs related to the Company’s abandoned pursuit of a proposed conversion to a limited partnership.  In 2004, the rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes, which were more than offset by the resolution and settlement of prior year income tax liabilities.

Minority Interest

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”) which required certain construction joint ventures created after December 31, 2003 to be consolidated.   Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statement of earnings.

Results of Operations 2003 vs. 2002

Revenue.

Revenue from each of the Company’s segments was:

	2003	2002
	(dollars in millions)

Construction	$3,328	$3,656
Coal Mining	47	43

	$3,375	$3,699

Total construction revenues decreased $328 million or 9.0% from the same period in 2002.  Significant construction projects located in Canada and the southwest and southeast regions of the United States that were completed during the year were not fully offset by the start of new work as significant projects in the northwest region of the United States were delayed due to unanticipated site conditions and environmental issues.  Additionally, in 2002 the Company received a nonrecurring early completion bonus of $28 million on a significant power plant project.  Lastly, claim settlements decreased to $28 million for the year ended December 27, 2003 from $92 million for the same period in 2002.  The Company recognizes claims when they are settled.  As a result, the amount of claims settlements recognized varies with both the amount of settlements outstanding and the stage of the negotiation process for each claim.

Coal mining revenues increased $4 million or 9.3% from the same period in 2002.  A customer’s operational requirements resulted in greater shipments of coal during 2003.  The additional shipments increased mining revenues approximately $3 million.  Additionally, revenues increased $1 million due to sales price escalations.

Margin.

Margin from each of the Company’s segments was:

	2003	2002
	(dollars in millions)

Construction	$430	$499
Coal Mining	18	15

	$448	$514

Total construction margin decreased $69 million or 13.8% from the same period in 2002.  Total construction margin as a percentage of revenue for the twelve months ended December 27, 2003 decreased to 12.9% compared to 13.6% in 2002.  The decreased construction margin percentage is primarily attributable to a decrease in claim settlements.  Claim settlements for the twelve months ended December 27, 2003 and December 28, 2002 were $28 million and $92 million, respectively.  Additionally, in 2002 the Company received a nonrecurring early completion bonus of $28 million on a significant power plant project.  These reductions were offset by the recognition of additional operating income through a $37 million reduction in a sole contract job loss after an agreement was reached with the project owner during 2003.

Total coal mining margin increased $3 million or 20.0% from the same period in 2002.  A customer’s operational requirements resulting in greater shipments of coal during 2003 and sales price escalations accounted for $2 million of the increased margins.  Additionally, royalty expense decreased $1 million during 2003 as the Company increased production from its own property.

General and Administrative Expenses.

General and administrative expense from each of the Company’s segments was:

	2003	2002
	(dollars in millions)

Construction	$216	$193
Coal Mining	7	6

	$223	$199

General and administrative expenses related to construction operations for the twelve months ended December 27, 2003 increased $23 million from the same period in 2002.  As a percentage of construction revenue, general and administrative expenses for the twelve months ended December 27, 2003 increased to 6.5% compared to 5.3% for the same period in 2002.  The Company experienced an increase in compensation and travel as a result of several construction operating offices expanding to markets outside of their previous territories and increased estimating efforts.  Additional factors were an increase in profit sharing expense offset by a reduction in costs related to the proposed corporate conversion to a limited partnership which was abandoned during 2003.

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

Provision for income taxes.

The effective income tax rates for the twelve months ended December 27, 2003 and 2002 were 38.4% and 41.7%, respectively.  In 2002, the rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes and costs capitalized for tax purposes in anticipation of a proposed corporate conversion to a limited partnership.  In 2003, the rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes, offset in part by the deduction of previously capitalized costs related to the Company’s abandoned pursuit of a proposed conversion to a limited partnership.

Financial Condition – December 25, 2004 vs. December 27, 2003

Cash and cash equivalents increased $196 million to $677 million at December 25, 2004 from $481 million at December 27, 2003.  The increase reflects net cash provided by operations of $320 million, net cash provided by financing activities of $13 million, and effect of exchange rates of $2 million offset by net cash used in investing activities of $139 million.

Net cash provided by operating activities for the twelve months ended December 25, 2004 increased by $26 million to $320 million as compared to the same period in 2003.  This increase was primarily due to increased net income and decreased outflows for current liabilities which were offset by increased receivables, unbilled contract revenue and deferred taxes.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the twelve months ended December 25, 2004 increased by $94 million to $139 million as compared to the same period in 2003.  The increase was primarily due to an increase in purchases of available-for-sale securities of $78 million, and the $74 million acquisition of Buckskin, and a decrease in proceeds received from the sale of stock warrants and other investments of $46 million as compared to the same period in 2003.  These increases were partially offset by an increase in proceeds from maturities of available-for-sale securities of $77 million and a reduction in capital expenditures of $24 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash provided by financing activities for the twelve months ended December 25, 2004 increased by $63 million to $13 million as compared to the same time period in 2003.  This increase was primarily due to a decrease in repurchases of common stock of $55 million, and an increase in issuances of common stock of $15 million.

Liquidity.

During 2004, 2003, and 2002, the Company expended $162 million, $112 million and $141 million, respectively, on capital expenditures and acquisitions, net of cash acquired.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, historically is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  As of December 25, 2004, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures and as discussed in the next paragraph.  The current portion of long-term debt is $1 million.  PKS paid dividends during 2004, 2003 and 2002 of $25 million, $22 million and $21 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  The Company also has the commitment to repurchase its Common Stock at any time during the year from shareholders.

Effective January 1, 2005, the Company purchased a federal coal lease from the Bureau of Land Management for $43 million.  The Company paid a deposit of $9 million in 2004 that accompanied the bid submitted for the coal lease, and the remainder is due in four equal annual installments beginning January 1, 2006.

The Company anticipates repurchasing approximately 4 million shares of Common Stock over the next four years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the December 25, 2004 formula price is approximately $160 million.

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

At the December 10, 2003 meeting of the PKS’ Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to reinvest a portion of the value of their shares of Common Stock.  As currently contemplated, it is anticipated that between 30% and 40% of the aggregate redemption value of the currently issued and outstanding Common Stock would be distributed to the stockholders of PKS.  Thereafter, stockholders would have the opportunity to invest these proceeds in the Fund.  However, the actual value of the distribution would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the requirements noted in the preceding paragraphs.  Consequently, there is no assurance that PKS would actually undertake to form the Fund or make a distribution to stockholders, or whether the actual value of the distribution would be more or less than currently anticipated.

Contractual Obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)

Operating leases	$29	$10	$10	$5	$4
Purchase obligations	1,822	1,498	306	18	-
Long-term debt	58	3	6	5	44
Noncurrent deferred income taxes	36	(3)	9	5	25
Accrued reclamation	45	-	-	-	45

Total	$1,990	$1,508	$331	$33	$118

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

Amounts included in long-term debt include estimated interest payments.

Contractual obligations related to accrued reclamation are provided based on undiscounted estimated future cash flows, however, the accrued reclamation liability on the Consolidated Balance Sheet is discounted in accordance with Statement of Financial Accounting Standards No. 143.

As described previously, the Company anticipates repurchasing approximately 4 million shares of Common Stock over the next 4 years as a result of changes in the roles of certain members of executive management.

Off-Balance Sheet Arrangements.

During 2004 and 2003, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Critical Accounting Policies.

Revenue Recognition:

Construction Contracts:

The Company uses the percentage of completion method of accounting.  For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company’s engineering estimate based on the amount of work performed, is applied to total estimated revenue.  For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit.  Provision is made for the entire amount of future estimated losses on construction contracts in progress normally through the accrual of additional costs of revenue; claims and change orders for additional contract compensation, however, are not reflected in the accounts until they are settled.  Claims and change orders are considered settled when cash is received or upon receipt of a signed written agreement.  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  It is at least reasonably possible that cost and profit estimates will be revised in the near-term by amounts which may be material.

In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

Coal Sales Contracts:

The Company recognizes coal sales revenue at the time all contractual obligations have been satisfied.

Income Taxes.

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

Marketable Securities:

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

Investments in construction joint ventures formed prior to December 31, 2003 are accounted for under the equity method in the consolidated balance sheet.  The Company accounts for its share of the operations of the construction joint ventures on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”  Joint ventures formed after December 31, 2003 are assessed for consolidation under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46-R”).  Joint ventures formed in 2004 meeting the consolidation criteria of FIN 46-R have been consolidated in the financial statements.  Those not meeting the criteria have been presented according to EITF Issue No. 00-1 as previously described.  See Note 1 to the Company’s Consolidated Financial Statements, “Recent Pronouncements,” for further discussion of FIN 46-R.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost.  Depreciation for the majority of the Company’s property, plant and equipment is calculated using accelerated methods.  Depletion of mineral properties is provided on a units-of-extraction basis determined in relation to the total remaining amount of coal reserves.  The estimated useful lives of the Company’s other property, plant and equipment are as follows:

Land improvements 10 – 15 years
Buildings 5 – 39 years
Equipment 3 – 20 years

A change in depreciation methods or estimated useful lives could have a significant impact to income.

Accrued Insurance Costs:

The Company is self-insured for certain general, auto and worker’s compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported.  The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money.  It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term by amounts which may be material.

Accrued Reclamation:

The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining.  These estimated costs are calculated based on the expected future cash flows to remediate such properties discounted at a credit adjusted risk-free rate.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized to expense.  Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.  It is at least reasonably possible that accrued reclamation estimates will be revised in the near-term by amounts which may be material.  SFAS No. 143 was effective for the Company beginning on December 29, 2002.

Other.

The Company recognized revenue of $6 million, $6 million, and $34 million during 2004, 2003, and 2002, respectively, in connection with construction, mine management and other services provided by the Company to Level 3 Communications, Inc. (“Level 3”).  Accounts receivable from Level 3 at December 25, 2004 and December 27, 2003 were $1 million and $- million, respectively.  Two directors of PKS are currently also members of the board of directors of Level 3.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company holds a diversified portfolio of investments that primarily includes cash, high quality commercial paper, U.S. Government debt obligations and tax exempt municipal securities, and money market, stock and bond mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risks, interest rate risks, economic risks and credit risks.  These risks, among others, can result in loss of principal.  The majority of the Company’s investments consist of holdings in a money market mutual fund and tax exempt municipal securities.

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

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate and the exchange rate in the forward.  At December 25, 2004, the fair value of the forward was a liability of $1.4 million.  During the year ended December 25, 2004, the company recognized losses on the forward of $1.4 million.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $1.5 million in the event of an increase in the exchange rate, or a loss of approximately $1.5 million in the event of a decrease.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited the accompanying consolidated balance sheets of Peter Kiewit Sons’, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2004.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peter Kiewit Sons’, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 3, the Company in 2004 changed its method of accounting for variable interest entities and in 2003 changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peter Kiewit Sons’, Inc.’s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Omaha, Nebraska
February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting appearing under item 9A that Peter Kiewit Sons’, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the Buckskin Mine during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004, the Buckskin Mine’s internal control over financial reporting associated with total assets of $132 million and total revenues of $38 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 25, 2004.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Buckskin Mine.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Omaha, Nebraska
February 28, 2005

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
For the three fiscal years ended December 25, 2004

	2004	2003	2002
	(dollars in millions, except per share data)

Revenue	$3,352	$3,375	$3,699
Cost of revenue	(2,843)	(2,927)	(3,185)

Margin	509	448	514

General and administrative expenses	(226)	(223)	(199)
Gain on sale of operating assets	10	12	11

Operating income	293	237	326

Other income (expense):
Investment income (loss) and equity earnings	11	14	(4)
Interest expense	(3)	(7)	(3)
Other, net	8	6	12
	16	13	5

Income before minority interest, income taxes, and cumulative
effect of change in accounting principle	309	250	331

Minority interest in income of consolidated subsidiaries	(7)	-	-

Income before income taxes and cumulative effect of change in accounting principle	302	250	331

Income tax expense	(101)	(96)	(138)

Income before cumulative effect of
change in account principle	201	154	193

Cumulative effect of change in accounting
principle, net of tax	-	3	-

Net income	$201	$157	$193

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$6.62	$5.28	$6.37
Cumulative effect of change in accounting principle	-	.10	-

Net income	$6.62	$5.38	$6.37

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$6.38	$5.08	$6.08
Cumulative effect of change in accounting principle	-	.10	-

Net income	$6.38	$5.18	$6.08

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 25, 2004 and December 27, 2003

	2004	2003
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$677	$481
Marketable securities	111	103
Receivables, less allowance of $19 and $7	436	419
Unbilled contract revenue	113	79
Contract costs in excess of related revenue	18	45
Investment in nonconsolidated joint ventures	247	251
Deferred income taxes	74	60
Other	50	26
Total current assets	1,726	1,464

Property, plant and equipment, at cost (Note 6):	976	871
Less accumulated depreciation and amortization	(570)	(531)
Net property, plant and equipment	406	340
Other assets	85	85
	$2,217	$1,889

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $59 and $67	$217	$225
Current portion of long-term debt	1	10
Accrued costs on construction contracts	120	125
Billings in excess of related costs and earnings	215	195
Distributions and costs in excess of investment in nonconsolidated joint ventures	51	28
Accrued insurance costs	72	70
Accrued payroll	48	39
Other	55	21
Total current liabilities	779	713

Long-term debt, less current portion	36	22
Deferred income taxes	36	41
Accrued reclamation	26	6

Minority interest	7	1

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding	-	-
Redeemable common stock ($1,215 million and $981 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
31,561,896 and 30,242,689 outstanding	-	-
Additional paid-in capital	294	243
Accumulated other comprehensive income	9	4
Retained earnings	1,030	859
Total redeemable common stock	1,333	1,106
	$2,217	$1,889
See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three fiscal years ended December 25, 2004

	2004	2003	2002
	(dollars in millions)

Cash flows from operations:
Net income	$201	$157	$193
Adjustments to reconcile net income to
net cash provided by operations:
Cumulative effect of change in accounting principle,
net of tax	-	(3)	-
Depreciation and amortization	92	92	89
Gain on sale of property, plant and
equipment and other investments, net	(10)	(16)	(4)
Equity in earnings, net of distributions	-	-	3
Minority interest earnings	7	-	-
Change in other noncurrent liabilities	5	-	2
Deferred income taxes	(22)	3	14
Change in working capital items:
Receivables	(18)	123	(5)
Unbilled contract revenue and contract
costs in excess of related revenue	(7)	55	(31)
Investment in construction joint ventures, net	27	35	(153)
Other current assets	(16)	(2)	(10)
Accounts payable	(3)	(28)	33
Accrued construction costs and billings in
excess of revenue on uncompleted contracts	15	(92)	95
Accrued payroll	9	1	5
Change in outstanding checks in excess of funds
on deposit	3	(5)	(22)
Other current liabilities	34	(30)	1
Other	3	4	4
Net cash provided by operations	320	294	214

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	-	-	30
Proceeds from maturities of available-for-sale securities	77	-	2
Purchases of available-for-sale securities	(83)	(5)	(44)
Proceeds from sale of stock warrants	-	22	-
Proceeds from sale of other investments	-	18	-
Proceeds from sale of equity method investment in a
concrete products business	-	6	-
Proceeds from sale of property, plant and equipment	28	24	29
Acquisitions, net of cash acquired	(74)	-	(17)
Capital expenditures	(88)	(112)	(124)
Additions to notes receivable	(1)	(1)	-
Payments received on notes receivable	2	3	5
Net cash used in investing activities	$(139)	$(45)	$(119)

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three fiscal years ended December 25, 2004

	2004	2003	2002
	(dollars in millions)
Cash flows from financing activities:
Long-term debt borrowings	$17	$9	$-
Payments on long-term debt	(9)	-	(1)
Issuances of common stock	53	38	29
Repurchases of common stock	(21)	(76)	(43)
Dividends paid	(25)	(22)	(21)
Capital distributions from consolidated joint ventures to minority partners	(2)	-	-
Other	-	1	-
Net cash provided by (used in) financing activities	13	(50)	(36)

Effect of exchange rates on cash	2	7	-

Net increase in cash and cash equivalents	196	206	59

Cash and cash equivalents at beginning of year	481	275	216

Cash and cash equivalents at end of year	$677	$481	$275

Supplemental disclosures of cash flow information:
Taxes paid	$105	$135	$123
Interest paid	$3	$7	$3

Non-cash investing activities:
Land received as revenue on a construction contract	$-	$-	$9
Stock warrants returned to owner as part of a
contract settlement	$-	$3	$-

Non-cash financing activities:
Exchange of convertible debentures for common stock	$3	$2	$1
Owner account receivable converted to note receivable	$1	$2	$-

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
For the three fiscal years ended December 25, 2004

			Accumulated		Total
	Redeemable	Additional	Other		Redeemable
	Common	Paid-in	Comprehensive	Retained	Common
	Stock	Capital	Income (Loss)	Earnings	Stock
	(dollars in millions)

Balance at December 29, 2001	$-	$206	$(11)	$640	$835

Dividends (a)	-	-	-	(22)	(22)
Debenture conversions	-	1	-	-	1
Issuance of stock	-	29	-	-	29
Repurchase of stock	-	(13)	-	(30)	(43)

Comprehensive income:
Net income	-	-	-	193	193
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	1	-	1
Change in unrealized holding
gain	-	-	1	-	1

Total other comprehensive income					2

Total comprehensive income					195

Balance at December 28, 2002	$-	$223	$(9)	$781	$995

Dividends (a)	-	-	-	(23)	(23)
Debenture conversions	-	2	-	-	2
Issuance of stock	-	38	-	-	38
Repurchase of stock	-	(20)	-	(56)	(76)

Comprehensive income:
Net income	-	-	-	157	157
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	10	-	10
Change in unrealized holding
gain	-	-	3	-	3

Total other comprehensive
income					13

Total comprehensive income					170

Balance at December 27, 2003	$-	$243	$4	$859	$1,106

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
For the three fiscal years ended December 25, 2004

			Accumulated		Total
	Redeemable	Additional	Other		Redeemable
	Common	Paid-in	Comprehensive	Retained	Common
	Stock	Capital	Income (Loss)	Earnings	Stock
	(dollars in millions)

Balance at December 27, 2003	$-	$243	$4	$859	$1,106

Dividends	-	-	-	(14)	(14)
Debenture conversions	-	3	-	-	3
Issuance of stock	-	53	-	-	53
Repurchase of stock	-	(5)	-	(16)	(21)

Comprehensive income:
Net income	-	-	-	201	201
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	4	-	4
Change in unrealized holding
gain	-	-	1	-	1

Total other comprehensive
income					5

Total comprehensive income					206

Balance at December 25, 2004	$-	$294	$9	$1,030	$1,333

(a) Dividends per share include $.40, and $.35 for dividends declared in 2003 and 2002, respectively, but paid in January of the following year.

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Description of Business:

The Business:

Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries is referred to herein as the “Company”) is one of the largest construction contractors in United States and Canada, and is also engaged in the coal mining business.

The Company primarily performs its construction services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for completion of each contract in accordance with its terms, plans, and specifications.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual cost of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized as the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

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

The Company owns and operates two surface mining operations located in Texas and Wyoming that produce coal used in domestic coal-fired electric generation facilities.  The Company also manages two active surface coal mines for Level 3 Communications Inc. (“Level 3”) located in the western United States.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Description of Business, Continued:

The Company’s coal sales generally are made under long-term supply contracts.  Each contract has a base price and most contain provisions to adjust the base price due to new statutes or regulations.  Certain contracts allow for price adjustments based on actual cost experience or as measured by public indices.  Each contract includes coal quality and delivery volume specifications and includes penalties for failure to meet these specifications.

The coal industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.  Demand for the Company’s coal is affected by political, economic and regulatory factors.  Sales from the mine in Wyoming occur at the loading facility and require the customer to obtain transportation to their generating plant.  Transportation cost is a significant portion of the customer’s delivered cost of coal.  Many western coal companies are served by two railroads allowing the customer to potentially benefit from an additional distribution channel and competition between railroads compared to the single line available at the mine in Wyoming.

Basis of Presentation:

The consolidated financial statements include the accounts of PKS and its subsidiaries in which it has or had control.

As described under Note 5 to the Company’s Consolidated Financial Statements, the Company participates in various construction joint ventures.  Generally, each construction joint venture is formed to accomplish a specific project, is jointly controlled by the joint venture partners and is dissolved upon completion of the project.  The Company selects its joint venture partners based on its analysis of the prospective venturer’s construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria.  The joint venture agreements typically provide that the interests of the Company in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the contract are limited to the Company’s stated percentage interest in the project.  The venture’s contract with the project owner typically requires joint and several liability, however the Company’s agreements with its joint venture partners provide that each party will assume and pay its full proportionate share of any losses resulting from a project.  Under these agreements, if one partner is unable to bear its share of the costs, the other partners will be required to pay those costs.  The Company regularly evaluates the financial stability of its business partners.

Investments in construction joint ventures formed prior to December 31, 2003 are accounted for under the equity method in the consolidated balance sheet.  The Company accounts for its share of the operations of these construction joint ventures on a pro rata basis in the consolidated statements of earnings under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”  Joint ventures formed after December 31, 2003 are assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Joint ventures formed in 2004 meeting the consolidation criteria of FIN 46-R have been consolidated in the financial statements.  Those not meeting the criteria have been presented according to EITF Issue No. 00-1 as previously described.  See “Recent Pronouncements” for further discussion.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Revenue Recognition:

Construction Contracts:

The Company uses the percentage of completion method of accounting.  For fixed-price construction contracts, an estimated percentage of completion for each contract, as determined by the Company’s engineering estimate based on the amount of work performed, is applied to total estimated revenue.  For cost-plus construction contracts, the percentage of completion, based upon costs incurred divided by projected costs, is applied to total estimated profit.  Provision is made for the entire amount of future estimated losses on construction contracts in progress, normally through the accrual of additional costs of revenue; claims and change orders for additional contract compensation, however, are not reflected in the accounts until they are settled.  Claims and change orders are considered settled when cash is received or upon receipt of a signed written agreement.  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  It is at least reasonably possible that cost and profit estimates will be revised in the near-term by amounts which may be material.

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

Outstanding checks in excess of funds on deposit in the amount of $54 million and $51 million at December 25, 2004 and December 27, 2003 have been reclassified to accounts payable.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Marketable Securities:

Available-for-Sale Securities:

The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale.  The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification.  Fair values are estimated based on quoted market prices for the securities on hand or for similar investments.  Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss), net of tax.  The Company evaluates its investments for other than temporary declines in value based upon criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline and the financial health of and specific prospects for the issuer.  Unrealized losses that are other than temporary are recognized in investment income in the Consolidated Statement of Earnings.

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

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost.  Depreciation for the majority of the Company’s property, plant and equipment is calculated using accelerated methods.  Depletion of mineral properties is provided on a units-of-extraction basis determined in relation to the total remaining amount of coal reserves.  The estimated useful lives of the Company’s other property, plant and equipment are as follows:

Land improvements 10 – 15 years
Buildings 5 – 39 years
Equipment 3 – 20 years

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Goodwill and Intangible Assets:

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired business.  Goodwill is tested annually for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  If the carrying value exceeds the fair value, goodwill may be impaired.  If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill.  This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize the impairment loss.

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

Accrued Insurance Costs:

The Company is self-insured for certain general, auto and worker’s compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported.  The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money.  It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term by amounts which may be material.

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

	2004	2003	2002
	(dollars in millions, except per share data)

Net income available to common stockholders	$201	$157	$193

Add: Interest expense, net of tax effect,
associated with convertible debentures	1	1	1

Net income for diluted shares	$202	$158	$194

Total number of weighted average shares outstanding used to compute basic earnings per share (in thousands)	30,384	29,077	30,348

Additional dilutive shares assuming
conversion of convertible debentures	1,283	1,269	1,565

Total number of shares used to compute
diluted earnings per share	31,667	30,346	31,913

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$6.62	$5.28	$6.37
Cumulative effect of change in accounting principle	-	.10	-

Net income	$6.62	5.38	$6.37

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$6.38	$5.08	$6.08
Cumulative effect of change in accounting principle	-	.10	-

Net income	$6.38	$5.18	$6.08

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

Recent Pronouncements:

In 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  FIN 46-R addresses the consolidation of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or the equity investors lack one or more of the essential characteristics of a controlling financial interest.  FIN 46-R requires enterprises to consolidate and disclose existing unconsolidated variable interest entities in which they are the primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46-R also requires disclosures by an enterprise holding significant interests in variable interest entities in which it is not a primary beneficiary.  FIN 46-R applies to variable interest entities created or in which interest is obtained after December 31, 2003.  The adoption of FIN 46-R has not had a material impact on the Company’s financial statements.  The Company will be required to apply FIN 46-R to all other entities subject to this Interpretation by the beginning of the fiscal year ending December 31, 2005.  After a preliminary analysis, the Company estimates that if the Company had consolidated such variable interest entities created on or before December 31, 2003, total assets and total liabilities, including minority interest, would have been approximately $2,571 million and $1,238 million, respectively, at December 25, 2004.  Additionally, revenues and margins would have been approximately $3,666 million and $514 million, respectively, for the year ended December 25, 2004.  Net income and total redeemable common stock would be unchanged, however, as the Company’s share of equity earnings of these entities is already included in the Consolidated Financial Statements.

In 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123-R”). SFAS 123-R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such instruments. SFAS 123-R is effective for the beginning of the first fiscal reporting period that begins after December 15, 2005. The Company is currently assessing the impact of the adoption of SFAS 123-R.

Fiscal Year:

The Company has a 52-53 week fiscal year which ends on the last Saturday in December. The years 2004, 2003 and 2002 were 52-week years.

Reclassifications:

When appropriate, immaterial items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Acquisitions:

On August 20, 2004, the Company acquired the assets and certain liabilities of the Buckskin Mine (“Buckskin”), a coal mine located near Gillette, Wyoming.  The total purchase price was approximately $74 million.  The results of Buckskin’s operations have been included in the consolidated financial statements since that date.  The acquisition occurred as part of the Company’s plan to expand its coal mining businesses.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

	As of
	August 20, 2004
	(dollars in millions)

Current assets	$10
Intangibles	3
Property and equipment (including mineral rights)	81
Total assets acquired	94

Current liabilities	4
Accrued reclamation	16
Total liabilities assumed	20

Net assets	$74

The following unaudited, pro-forma financial information assumes the Buckskin acquisition occurred at the beginning of 2003.  These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2003, or the results which may occur in the future.

	2004	2003
	(dollars in millions,
	except per share data)

Revenue	$3,413	$3,455

Net income	$208	$159

Net earnings per share:
Basic	$6.83	$5.48

Diluted	$6.59	$5.27

On June 28, 2002, the Company acquired the remaining 20% minority interest in ME Holding Inc. (“ME”), an electrical subcontractor located in Boston, Massachusetts.  The payment for such minority interest was $17 million.  The pro forma effect of this transaction was immaterial to the Company’s 2002 operations.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Change in Accounting Principle:

The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining.  These estimated costs are calculated based on the expected future cash flows to remediate such properties discounted at a credit adjusted risk-free rate.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized to expense.  Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.  It is at least reasonably possible that accrued reclamation estimates will be revised in the near-term by amounts which may be material.  SFAS 143 was effective for the Company beginning on December 29, 2002.

The cumulative effect of implementing SFAS 143 resulted in an increase in net income of $3 million or $.10 per share for the year ended December 27, 2003.

The following unaudited pro forma information reflects the Company’s results for the three fiscal years ended December 25, 2004 as if the change had been retroactively applied:

	2003	2002
	(dollars in millions,
	except per share data)

Net income	$154	$193
Net earnings per share:
Basic	$5.28	$6.36

Diluted	$5.08	$6.07

A reconciliation of accrued reclamation at December 25, 2004 and December 27, 2003 follows:

	2004	2003
	(dollars in millions

Beginning balance, current and noncurrent	$6	$11
Adjustment for adoption of SFAS 143	-	(5)
Reclamation acquired in Buckskin purchase	16	-
Reclamation liabilities incurred	3	-
Accretion expense	1	-

Ending balance, current and noncurrent	$26	$6

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Disclosures about Fair Value of Financial Instruments:

Marketable Securities:

The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of available-for-sale securities at December 25, 2004 and December 27, 2003:

		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(dollars in millions)

2004
U.S. debt securities	$4	$-	$-	$4
Mutual funds	99	8	-	107

Total	$103	$8	$-	$111

2003
U.S. debt securities	$2	$-	$-	$2
Mutual funds	95	6	-	101

Total	$97	$6	$-	$103

For debt securities, amortized costs do not vary significantly from principal amounts.  The Company did not have any realized gains or losses on sales of marketable securities during either 2004 or 2003.  During 2002, realized losses on sales of marketable securities were $7 million.

The contractual maturities of the debt securities are less than one year.

The Company had less than $0.5 million of gross unrealized holding losses on financial instruments that are not deemed to be other-than-temporarily impaired under EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” at December 25, 2004.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Disclosures about Fair Value of Financial Instruments, Continued:

Retainage:

The following summarizes the components of retainage on uncompleted projects which is not yet due included in receivables at December 25, 2004 and December 27, 2003:

	2004	2003
	(dollars in millions)
Escrowed securities	$34	$39

Other retainage held by owners	79	92

	$113	$131

Also included in accounts receivable at December 25, 2004 and December 27, 2003 are $2 million and less than $.5 million, respectively, of securities held by the owners which are now due as the contracts are completed.

Foreign Currency Forward Contract:

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward is used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward is recorded in other current liabilities in the Consolidated Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward are immediately recognized in Other, net in the Consolidated Statements of Earnings.

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate and the exchange rate in the forward.  At December 25, 2004, the fair value of the forward was a liability of $1 million.  During the year ended December 25, 2004, the Company recognized losses on the forward of $1 million.

Long-term Debt:

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.

Minority Interest:

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  Each construction joint venture was created for the completion of a single project.  Each joint venture’s assets consist of current assets, and all liabilities are current liabilities.  Upon completion of the project, all liabilities are settled, and the remaining cash is distributed to the partners according to their stated interests in the joint venture agreement.  The fair value of minority interest approximates the carrying value.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Investment in Nonconsolidated Construction Joint Ventures:

Summary financial information for nonconsolidated joint ventures follows:

Financial Position:		2004	2003
		(dollars in millions)

Total Nonconsolidated Joint Ventures

Current assets		$711	$729
Other assets (primarily construction equipment)		57	71
		768	800

Current liabilities		(524)	(497)

Net assets		$244	$303

Company’s Share

Equity in net assets		$171	$196
Payable from joint ventures		25	27

Investment in construction joint ventures, net		$196	$223

Operations:	2004	2003	2002
	(dollars in millions)

Total Nonconsolidated Joint Ventures

Revenue	$1,363	$1,665	$1,835
Costs	1,244	1,444	1,454
Operating income	$119	$221	$381

Company’s Share

Revenue	$849	$1,053	$1,161
Costs	742	900	915
Operating income	$107	$153	$246

Two partners defaulted on their joint venture obligations, causing the Company to incur losses of $4 million during 2002.  During 2004 and 2003, the Company recovered $6 million and $6 million, respectively, of cumulative prior year losses as a result of improved cost forecasts.

Depreciation is computed by the joint ventures using straight line and accelerated methods over the estimated useful lives of the assets which range from 3 to 7 years.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Property, Plant and Equipment:

Property, plant and equipment consists of the following at December 25, 2004 and December 27, 2003:

	2004	2003
	(dollars in millions)
Land	$16	$14
Mineral properties	81	11
Land improvements	33	32
Buildings	128	110
Equipment	718	704

	$976	$871

7. Other Assets:

Other assets consist of the following at December 25, 2004 and December 27, 2003:

	2004	2003
	(dollars in millions)

Notes receivable	$8	$8
Intangibles, net of accumulated amortization of $18 and $13 (Note 8)	47	49
Goodwill (Note 8)	27	27
Other noncurrent assets	3	1

	$85	$85

The notes receivable are primarily non-interest bearing employee notes.

8. Goodwill and Intangible Assets:

Amortizable coal contract intangibles consist of the following at December 25, 2004 and December 27, 2003:

	2004	2003
	(dollars in millions)

Gross carrying amount	$65	$62
Accumulated amortization	(18)	(13)

	$47	$49

Amortization expense recognized on intangibles was $5 million, $4 million and $4 million, respectively, for each of the fiscal years ended 2004, 2003 and 2002.

Future amortization expense is estimated to be $5 million for each of the fiscal years ended 2005-2007 and $4 million for each of the fiscal years ended 2008-2009.

There were no changes in goodwill during 2004 from the net carrying amount of $27 million at December 27, 2003.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Long-Term Debt:

At December 25, 2004 and December 27, 2003, long-term debt consisted of the following:

		2004	2003
		(dollars in millions)

5.41% - 7.81% convertible debentures, due 2010-2014		$27	$22
7.386% bank loan due 2024		9	-
Stockholder notes and other		1	10
		37	32
Less current portion		1	10

		$36	$22

The convertible debentures are owned by employees of the Company and are convertible during October of the fifth year preceding their maturity date.  Each annual series may be redeemed in its entirety prior to the due date except during the conversion period.  At December 25, 2004, 1,223,828 shares of stock were reserved for future conversions.  If the convertible debentures were converted at December 25, 2004, they would have an aggregate formula value of $47 million.

The bank loan was entered into by a consolidated partnership of the Company that will own and operate a hydroelectric power plant in Canada (the “Hydroelectric Partnership”). The loan will be payable monthly over a 20 year term. Certain provisions of the bank loan require the Hydroelectric Partnership to maintain certain ratios and establish restricted cash reserves among other requirements. Indebtedness under the bank loan is solely collateralized by the assets of the Hydroelectric Partnership and the assets of its partners.

Scheduled maturities of long-term debt are as follows (in millions): 2005 - $1; 2006 - $1; 2007 - $-, 2008 - $-; 2009 - $- and 2010 and thereafter - $35.

10. Income Taxes:

An analysis of the income tax expense (benefit) relating to income before income taxes and cumulative effect of change in accounting principle for the three years ended December 25, 2004 follows:

	2004	2003	2002
	(dollars in millions)

Current:
U.S. federal	$110	$62	$94
Foreign	-	17	15
State	13	14	15
	123	93	124

Deferred:
U.S. federal	(13)	14	9
Foreign	(5)	(14)	4
State	(4)	3	1
	(22)	3	14

	$101	$96	$138

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes, Continued:

The United States and foreign components of income before income taxes and cumulative effect of change in accounting principle follows:

	2004	2003	2002
	(dollars in millions)

United States	$321	$252	$303
Foreign	(19)	(2)	28

	$302	$250	$331

Income tax expense (benefit) is recorded in various places in the Company’s financial statements as detailed below:

	2004	2003	2002
	(dollars in millions)
Income tax expense	$101	$96	$138
Minority interest in net
earnings of subsidiaries	*	*	*
Cumulative effect of change in accounting
principle	-	2	-
Redeemable common stock:
Related to change in:
Foreign currency adjustment	2	6	*
Unrealized holding gains/losses	*	2	*

Total income tax expense	$103	$106	$138

* Income tax expense attributable to these items was less than $.5 million.

A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the U.S. federal statutory rate (35%) to the income before income taxes and cumulative effect of change in accounting principle for the three years ended December 25, 2004 follows:

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes, Continued:
	2004	2003	2002
	(dollars in millions)

Computed tax at statutory rate	$106	$87	$116
State income taxes	11	7	10
Foreign income taxes	-	4	6
Resolution and settlements of prior year tax liabilities	(15)	-	5
Other	(1)	(2)	1

	$101	$96	$138

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

The components of the net deferred tax assets for the years ended December 25, 2004 and December 27, 2003 were as follows:

	2004		2003
	Current	Noncurrent	Current	Noncurrent
	(dollars in millions)

Deferred tax assets:
Construction accounting	$5	$-	$4	$-
Joint venture investments	30	-	24	-
Insurance claims	28	-	29	1
Reclamation costs	-	6	-	-
Other	17	1	13	1
Valuation allowance	(3)	-	(4)	-
Total deferred tax assets	77	7	66	2

Deferred tax liabilities:
Asset bases/accumulated depreciation	-	(21)	-	(16)
Joint venture investments	-	(10)	-	(9)
Other	(3)	(12)	(6)	(18)
Total deferred tax liabilities	(3)	(43)	(6)	(43)

Net deferred tax assets	$74	$(36)	$60	$(41)

Because of its historical earnings, its current backlog and various other factors, the Company believes that it is more likely than not that its deferred tax assets will be realized, therefore, no valuation allowance has been established for U.S. income tax purposes.  Included in other deferred tax assets above, the Company currently has about $37 million of net operating loss carryforwards relating to their Canadian construction activities that expire in varying amounts from 2008-2014.  The valuation allowance outlined above reflects the Company’s assessment that certain deferred tax assets related to these Canadian net operating losses may not be realized.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans.  Including the Company’s share of joint ventures, total contributions related to these multi-employer union pension plans were $44 million in 2004, $47 million in 2003 and $55 million in 2002.  These contributions are included in the cost of revenue.  Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.  During 2004, the Company was a participant in approximately 183 collective bargaining agreements covering approximately 6,400 employees.  These agreements typically expire within 1 to 3 years.

The Company sponsors a defined benefit pension plan for the employees of one of its subsidiaries.  The impact of the plan on the Company’s financial condition and results of operations was less than $1 million for each of the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Approximately 20% of the employees of the Company are covered under the Company’s profit sharing plan.  The expense related to the profit sharing plan was $4 million in 2004, $10 million in 2003 and $4 million in 2002.

The Company sponsors a 401(k) plan covering all domestic employees.  Employees may contribute up to 70% of their pay up to IRS limits and the Company generally does not provide matching contributions.  Certain labor agreements require the Company to match employee contributions; however, such contributions were less than $1 million for each of the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

12. Redeemable Common Stock:

Ownership of Common Stock is generally restricted to directors and active employees of the Company and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  PKS is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation.  Issuances and repurchases of Common Stock, including conversions, for the three fiscal years ended December 25, 2004, were as follows:

Balance at December 29, 2001	31,588,125
Shares issued in 2002	1,374,950
Debenture conversions in 2002	295,500
Shares repurchased in 2002	(1,970,220)
Balance at December 28, 2002	31,288,355
Shares issued in 2003	1,440,850
Debenture conversions in 2003	299,472
Shares repurchased in 2003	(2,785,988)
Balance at December 27, 2003	30,242,689
Shares issued in 2004	1,672,150
Shares repurchased in 2004	(656,173)
Debenture conversions in 2004	303,230
Balance at December 25, 2004	31,561,896

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment and Geographic Data:

The Company currently has two reportable operating segments that operate in the Construction and Coal Mining industries.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; and mining.  The Company’s Coal Mining segment owns and manages coal mines in the United States that sell primarily to electric utilities.

Intersegment sales are recorded at cost.  There were no intersegment sales for the three years ended December 25, 2004.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.  The management fee earned by the Company as described in Note 14 is excluded from the segment information that follows as it is included in other income on the Consolidated Statements of Earnings and not included in operating income.  Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

	2004		2003		2002
Segment Data	Construction	Coal Mining	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue-external customers	$3,265	$87	$3,328	$47	$3,656	$43

Depreciation and amortization	$76	$16	$82	$10	$80	$9

Operating income	$277	$16	$226	$11	$317	$9

	2004	2003	2002
Geographic Data	(dollars in millions)

Revenue, by location of services provided:
United States	$3,016	$3,060	$3,428
Canada	336	315	269
Other	-	-	2
	$3,352	$3,375	$3,699

Long-lived assets:
United States	$384	$323	$316
Canada	22	17	11
	$406	$340	$327

During 2004, construction revenue recognized from a single owner represented 12% of the Company’s total revenue.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Management Fees:

The Company manages coal mines for Level 3.  Fees for these services were $6 million, $5 million and $7 million for 2004, 2003 and 2002, respectively.  The Company’s fee is a percentage of adjusted operating income of the coal mines, as defined in the mine management agreement.

15. Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following:

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax
	(dollars in millions)

For the year ended December 25, 2004
Unrealized holding gain arising during the period	$1	$-	$1

Foreign currency translation adjustments	6	(2)	4

Other comprehensive income December 25, 2004	$7	$(2)	$5

For the year ended December 27, 2003:
Unrealized holding gain arising during the period	$5	$(2)	$3

Foreign currency translation adjustments	16	(6)	10

Other comprehensive income December 27, 2003	$21	$(8)	$13

For the year ended December 28, 2002:
Unrealized holding gain:
Unrealized holding losses arising during the period	$(6)	$2	$(4)
Less reclassification adjustment for losses
realized in net income	7	(2)	5

	1	-	1

Foreign currency translation adjustments	1	-	1

Other comprehensive income December 28, 2002	$2	$-	$2

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Other Comprehensive Income (Loss) (Continued):

Accumulated other comprehensive income (loss), net of tax consisted of the following:

	Foreign	Unrealized	Accumulated
	Currency	Holding	Other
	Translation	Gain/(Loss)	Comprehensive
	Adjustments	on Securities	Income (Loss)
	(dollars in millions)

Balance at December 29, 2001	$(11)	$-	$(11)

Change during the year	1	1	2

Balance at December 28, 2002	(10)	1	(9)

Change during the year	10	3	13

Balance at December 27, 2003	-	4	4

Change during the year	4	1	5

Balance at December 25, 2004	$4	$5	$9

16. Related Party Transactions:

Mr. Walter Scott, Jr., a director of PKS, is a director and significant shareholder of MidAmerican Energy Holdings Company (“MidAmerican”).  The Company provided construction services to MidAmerican and recognized revenue of $54 million, $66 million and $40 million during each of the years 2004, 2003 and 2002, respectively.  Accounts receivable related to MidAmerican were $4 million and $11 million at December 25, 2004 and December 27, 2003, respectively.

17. Operating Leases:

The Company leases mineral properties, buildings and equipment under noncancelable operating lease agreements. Future minimum lease commitments are as follows (dollars in millions):

2005	$10
2006	6
2007	4
2008	3
2009	2
Thereafter	4

	$29

Rent expense from the above leases during the years 2004 and 2003 was $17 million and $14 million, respectively.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Other Matters:

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of Level 3 appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of Level 3. On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either Level 3 or its stockholders to pursue any of the claims asserted by the plaintiff.  Level 3 has filed a motion to dismiss the suit based on the recommendation of the Special Litigation Committee.  The parties are now in the process of conducting discovery limited by the Court solely to issues regarding the independence and authority of the Special Litigation Committee and the reasonableness and good faith of the Special Litigation Committee’s investigation and analysis.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the Joint Venture and the DOJ, the DOJ notified The Joint Venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  In a meeting on July 30, 2004 the DOJ presented its concerns to the Joint Venture, including raising several new issues.  The Joint Venture provided a counter-presentation to the DOJ on January 18 and 19, 2005, which the DOJ is in the process of evaluating.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

The Company’s coal sales generally are made under long-term supply contracts.  At the end of 2004 the Company had a sales backlog of approximately 85 million tons excluding tons subject to price re-bidding provisions.  The remaining terms on these contracts range from less than 1 year to 13 years.

During the years ended December 25, 2004, December 27, 2003, and December 28, 2002, the Company recognized additional operating income of $49 million, $28 million and $92 million, respectively, of claim settlements on construction projects.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Other Matters (continued):

It is customary in the construction industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At December 25, 2004, the Company had outstanding letters of credit of approximately $167 million.  None of the available letters of credit have been drawn upon.

At the December 10, 2003 meeting of the PKS' Board of Directors, the Board gave preliminary approval to PKS to undertake the formation of an investment entity (the “Fund”) in which stockholders of PKS would have the opportunity to reinvest a portion of the value of their shares of PKS’ $0.01 par value common stock (“Common Stock”).  As currently contemplated, it is anticipated that between 30% and 40% of the aggregate redemption value of the currently issued and outstanding Common Stock would be distributed to the stockholders of PKS.  Thereafter, stockholders would have the opportunity to invest those proceeds in the Fund.  However, the actual value of the distribution would ultimately be determined by the Board based upon a number of factors, including, the level of liquidity necessary to fund the Company’s operations.  Consequently, there is no assurance that PKS would actually undertake to form the Fund or make a distribution to stockholders, or whether the actual value of the distribution would be more or less than currently anticipated.

The Company anticipates repurchasing approximately 4 million shares of Common Stock over the next 4 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the December 25, 2004 formula price is approximately $160 million.

19. Subsequent Events:

Effective January 1, 2005, the Company purchased a federal coal lease from the Bureau of Land Management for $43 million.  The Company paid a deposit of $9 million in 2004 that accompanied the bid submitted for the coal lease, and the remainder is due in four equal annual installments beginning January 1, 2006.

On February 7, 2005, the Company entered into a series of foreign currency forward contracts.  The forwards will offset the earnings impact of U.S. dollar denominated expenses of a Canadian subsidiary.  The forwards mature in varying amounts from 2005 to 2007 and have a total notional amount of $U.S. 50 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Quarterly Information (Unaudited):

	March		June		September		December
	2004	2003	2004	2003	2004	2003	2004	2003
	(dollars in millions, except per share data)

Revenue	$683	$806	$829	$903	$893	$904	$947	$762

Margin	$74	$71	$90	$94	$138	$105	$207	$178

Income before cumulative
effect of change in
accounting principle	$11	$12	$27	$32	$57	$32	$106	$78

Net income	$11	$15	$27	$32	$57	$32	$106	$78

Basic earnings per share:
Income before cumulative
effect of change in
accounting principle	$.38	$.41	$.89	$1.11	$1.88	$1.12	$3.37	$2.59

Net income	$.38	$.51	$.89	$1.11	$1.88	$1.12	$3.37	$2.59

Diluted earnings per share:
Income before cumulative
effect of change in
accounting principle	$.37	$.40	$.86	$1.07	$1.81	$1.08	$3.25	$2.49

Net income	$.37	$.50	$.86	$1.07	$1.81	$1.08	$3.25	$2.49

Dividends paid per share	$.40	$.35	$.45	$.40	$-	$-	$-	$-

During the normal course of business, the Company settles claims and recognizes income in the period in which such claims are settled.

The Company became aware of accounting errors that occurred during 2002 on two construction contracts.  The errors resulted in an understatement of 2002 net income of less than $1 million.  The Company corrected the errors during the twelve months ended December 27, 2003.  One correction decreased net income by $4 million during the first quarter of 2003 and the second correction increased net income by $5 million during the third quarter of 2003.  Excluding these adjustments, net income for the first and third quarter of 2003 was $19 and $27 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

As required by Exchange Act Rule 13a-15(b), PKS management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), PKS’ management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Management’s Assessment of Internal Control Over Financial Reporting

Management of Peter Kiewit Sons’, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting.  Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 25, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 25, 2004.  The Company acquired the Buckskin Mine on August 20, 2004, and Management excluded from its assessment Buckskin Mine’s internal controls over financial reporting associated with total assets of $132 million and total revenues of $38 million included in the Company’s Consolidated Financial Statements as of and for the year ended December 25, 2004.

The Company’s registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.  That report is included elsewhere herein.

Limitations on the Effectiveness of Controls

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future period are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.  However, certain information is set forth in Item 4A, “Executive Officers of the Registrant,” above.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Securities.

The information required by Item 14 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements as of December 25, 2004 and December 27, 2003 and for the three years ended December 25, 2004:

Reports of Independent Registered Public Accounting Firm dated February 28, 2005 of KPMG LLP
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock and Comprehensive Income
Notes to Consolidated Financial Statements

2. Financial Statement Schedules for the three years ended December 25, 2004:

II – Valuation and Qualifying Accounts and Reserves

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (Exhibit 4.1 to PKS’ Registration Statement on Form S-8, filed on June 25, 2004).

3.2	Amended and Restated By-laws.

4.1	Form of Stock Repurchase Agreement for Employee Stockholders (Exhibit 4.3 to PKS’ Registration Statement on Form S-8 filed August 4, 2003).

4.2	Indenture dated as of July 1, 1986, as amended pursuant to a First Supplemental Indenture dated as of March 31, 1998 (Exhibit 4.3 to PKS’ Registration Statement on Form S-8 filed October 5, 1998).

4.3	Form of Debenture (Exhibit 4.4 to PKS’ Registration Statement on Form S-8 filed October 4, 2004).

4.4	Form of Repurchase Agreement for Convertible Debentures (Exhibit 4.5 to PKS’ Registration Statement on Form S-8 filed October 6, 2003).

10	Executive Separation Plan dated October 29, 2004 between Kenneth E. Stinson and PKS.

14	Code of Ethics (Exhibit 14 to PKS’ Annual Report on Form 10-K filed December 27, 2003)

21	List of Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Schedule II

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged to	End of
	Of Period	Expenses	Reserves	Period
	(dollars in millions)

Year ended December 25, 2004

Allowance for doubtful trade accounts	$7	$19	$(7)	$19

Reserves:
Insurance claims	$70	$11	$(9)	$72

Year ended December 27, 2003

Allowance for doubtful trade accounts	$13	$3	$(9)	$7

Reserves:
Insurance claims	$66	$19	$(15)	$70

Year ended December 28, 2002

Allowance for doubtful trade accounts	$7	$10	$(4)	$13

Reserves:
Insurance claims	$65	$19	$(18)	$66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETER KIEWIT SONS’, INC.
By: /s/ Tobin A. Schropp
Date: February 28, 2005	Name: Tobin A. Schropp
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce E. Grewcock	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2005
Bruce E. Grewcock
/s/ Michael J. Piechoski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2005
Michael J. Piechoski
/s/ Michael J. Whetstine	Controller (Principal Accounting Officer)	February 28, 2005
Michael J. Whetstine
/s/ Mogens C. Bay	Director	February 28, 2005
Mogens C. Bay
/s/ Scott L. Cassels	Director	February 28, 2005
Scott L. Cassels
/s/ Richard W. Colf	Director	February 28, 2005
Richard W. Colf
/s/ Richard Geary	Director	February 28, 2005
Richard Geary
/s/ Bruce E. Grewcock	Director	February 28, 2005
Bruce E. Grewcock
/s/ William L. Grewcock	Director	February 28, 2005
William L. Grewcock
/s/ Steven Hansen	Director	February 28, 2005
Steven Hansen
/s/ Allan K. Kirkwood	Director	February 28, 2005
Allan K. Kirkwood
/s/ Michael R. McCarthy	Director	February 28, 2005
Michael R. McCarthy
/s/ Douglas E. Patterson	Director	February 28, 2005
Douglas E. Patterson
/s/ R. Michael Phelps	Director	February 28, 2005
R. Michael Phelps

Name	Title	Date

/s/ Walter Scott, Jr.	Director	February 28, 2005
Walter Scott, Jr.
/s/ Kenneth E. Stinson	Director	February 28, 2005
Kenneth E. Stinson