Form 10-Q
period 2005-03-31
PETER KIEWIT SONS INC /DE/
filed 2005-05-06
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2005:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 28,322,175

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of March 31, 2005, the related consolidated condensed statements of operations for the three month periods ended March 31, 2005 and 2004, and the related consolidated condensed statements of cash flows for the three month periods ended March 31, 2005 and 2004.  These consolidated condensed financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 25, 2004, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
May 4, 2005

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in millions, except per share data)

Revenue	$809	$684
Cost of revenue	(764)	(609)

Margin	45	75

General and administrative expenses	(67)	(62)
Gain on sale of operating assets	2	2

Operating (loss) income	(20)	15

Other income (expense):
Investment income	6	3
Interest expense	(2)	(1)
Other, net	-	1
	4	3

(Loss) income before minority interest and income taxes	(16)	18

Minority interest in losses of consolidated subsidiaries	6	-

(Loss) income before income taxes	(10)	18

Income tax benefit (expense)	4	(7)

Net (loss) income	$(6)	$11

Net (loss) earnings per share:
Basic	$(.21)	$.38

Diluted	$(.21)	$.37

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	March 31,
	2005	December 25,
	(unaudited)	2004
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$928	$677
Marketable securities	33	111
Receivables, net of allowance of $20 and $19	509	436
Unbilled contract revenue	131	113
Contract costs in excess of related revenue	12	18
Investment in nonconsolidated joint ventures	19	247
Deferred income taxes	82	74
Other	68	50
Total current assets	1,782	1,726

Property, plant and equipment at cost, less accumulated
depreciation and amortization of $671 and $570	493	406
Other assets	84	85
	$2,359	$2,217

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $91 and $59	$241	$217
Current portion of long-term debt	9	1
Accrued costs on construction contracts	204	120
Billings in excess of related costs and earnings	415	215
Distributions and costs in excess of investment in nonconsolidated joint ventures	2	51
Accrued insurance costs	82	72
Accrued payroll	33	48
Other	35	55
Total current liabilities	1,021	779

Long-term debt, less current portion	60	36
Deferred income taxes	33	36
Accrued reclamation	26	26

Minority interest	29	7

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding	-	-
Redeemable common stock ($1,079 million and $1,215 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
28,353,125 and 31,561,896 outstanding	-	-
Additional paid-in capital	264	294
Accumulated other comprehensive income	9	9
Retained earnings	917	1,030
Total redeemable common stock	1,190	1,333
	$2,359	$2,217

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$24	$20

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	79	-
Proceeds from maturities of available-for-sale securities	2	-
Purchases of available-for-sale securities	(3)	(1)
Additions to notes receivable	-	(1)
Payments received on notes receivable	9	1
Proceeds from sales of property, plant and equipment	3	6
Acquisitions, net of cash acquired	(1)	-
Capital expenditures	(24)	(18)
Net cash provided by (used in) investing activities	65	(13)

Cash flows from financing activities:
Repurchases of common stock	(123)	(11)
Dividends paid	(13)	(12)
Minority interest contributions	4	-
Minority interest withdrawals	(33)	-
Net cash used in financing activities	(165)	(23)

Effect of exchange rates on cash	2	-

Net decrease in cash and cash equivalents	(74)	(16)

Cash and cash equivalents from consolidation of construction joint ventures	325	-

Cash and cash equivalents at beginning of period	677	481

Cash and cash equivalents at end of period	$928	$465

Non-cash financing activities:
Acquisition of coal lease	$39	$-

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. (“PKS”, which together with its subsidiaries in which it has control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”) at December 25, 2004 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

For the year ended December 25, 2004, joint ventures formed after December 31, 2003, were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF No. 00-1”) which permits the use of the equity method in the consolidated condensed balance sheet, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated condensed statement of operations.

For the quarter ended March 31, 2005, the Company assessed joint ventures formed prior to December 31, 2003, for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria are presented according to EITF No. 00-1 as previously described.

Periods prior to the three months ended March 31, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting prescribed by EITF No. 00-1 as described above.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation, Continued:

Application of FIN 46-R to construction joint ventures formed prior to December 31, 2003 affected the financial statements for the three months ended March 31, 2005 as follows:

	Financial Statement As Reported (Joint Ventures Consolidated)	Financial Statements Under Previous Accounting (Joint Ventures Equity Method)
Balance Sheet:
Current assets	$1,782	$1,567
Total assets	2,359	2,082
Current liabilities	1,021	773
Noncurrent liabilities	119	119
Minority interest	29	-
Total liabilities	1,169	892
Retained earnings	917	917
Total redeemable common stock	1,190	1,190

Statement of operations:
Revenue	809	725
Margin	45	53
Operating loss	(20)	(14)
Other income	4	4
Loss before minority interest and income taxes	(16)	(10)
Minority interest	6	-
Loss before taxes	(10)	(10)
Net loss	(6)	(6)

Net income and total redeemable common stock are unchanged as the Company’s share of equity earnings of these entities is already included in the Consolidated Condensed Financial Statements.

2. Recent Accounting Pronouncements:

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

3. Acquisitions:

On August 20, 2004, the Company acquired the assets and certain liabilities of the Buckskin Mine (“Buckskin”), a coal mine located near Gillette, Wyoming.  The total purchase price was $74 million.  The results of Buckskin’s operations have been included in the consolidated financial statements since that date.  The acquisition occurred as part of the Company’s plan to expand its coal mining businesses.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

As of
August 20, 2004
(dollars in millions)

Current assets	$10
Intangibles	3
Property and equipment (including mineral rights)	81
Total assets acquired	94

Current liabilities	4
Accrued reclamation	16
Total liabilities assumed	20

Net assets	$74

The following unaudited, pro-forma financial information assumes the Buckskin acquisition occurred at the beginning of 2004.  These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2004, or the results which may occur in the future.

March 31,
2004
(dollars in millions, except
per share data)

Revenue	$707

Net (loss) income	$13

Net (loss) earnings per share:
Basic	$.45

Diluted	$.43

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

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

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)

Net (loss) income available to common stockholders (in millions)	$(6)	$11

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*

Net (loss) income for diluted shares	$(6)	$11

Total number of weighted average shares outstanding used to
compute basic earnings per share (in thousands)	28,753	29,969

Additional dilutive shares assuming
conversion of convertible debentures	1,224	1,297

Total number of shares used to compute
diluted earnings per share	29,977	31,266

Net (loss) earnings per share:
Basic	$(.21)	$.38

Diluted	$(.21)	$.37

* Interest expense attributable to convertible debentures was less than $0.5 million, net of tax.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

5. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts:

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward is used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward is recorded in other current liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward are immediately recognized in Other, net in the Consolidated Condensed Statements of Operations.

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  At March 31, 2005, the fair value of the forward was a current liability of $1.8 million.  During the three months ended March 31, 2005, the Company recognized losses on the forward of less than $0.5 million.

In February 2005, the Company entered into a series of foreign currency forward contracts with a total notional amount of $U.S. 49 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of a construction contract by a Canadian subsidiary.  The forward contracts are recorded in liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Condensed Statements of Operations.

The forward contracts mature monthly in varying amounts between 2005 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At March 31, 2005, the fair value of these forward contracts was a current liability of $1.3 million and a long-term liability of $0.6 million.  During the three months ended March 31, 2005, the Company recognized losses on the forward contracts of $1.9 million.

6. Long-Term Debt:

Effective January 1, 2005, the Company purchased a federal coal lease from the Bureau of Land Management for $43 million.  The Company paid a deposit of $9 million in 2004 that accompanied the bid submitted for the coal lease.  The remainder is due in four equal annual installments.  The installments are non-interest bearing, and the Company imputed a 4.65% interest rate.  The first installment, due January 1, 2006, is included in the current portion of long-term debt.  The remainder is included in long-term debt.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

7. Comprehensive Income:

Comprehensive income includes net (loss) income, unrealized (losses) gains  on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock.  Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

			Three Months Ended March 31,
			2005	2004
			(dollars in millions)

Net (loss) income			$(6)	$11
Other comprehensive (loss) income before tax:
Unrealized (losses) gains arising during period			(1)	1
Comprehensive income			$(7)	$12

8. Segment Data:

The Company has two reportable segments.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; and mining.  The Company’s Coal Mining segment owns and manages coal mines in the United States that sell primarily to electric utilities.

Intersegment sales are recorded at cost.  There were no intersegment sales for the three months ended March 31, 2005 and March 31, 2004.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.  Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$768	$41	$670	$14

Depreciation and amortization	$27	$6	$16	$3

Operating (loss) income	$(31)	$11	$11	$4

During the three months ended March 31, 2005, construction revenue recognized from a single owner represented 13% of the Company's total revenue.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

9. Other Matters:

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of Level 3 appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of Level 3. On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either Level 3 or its stockholders to pursue any of the claims asserted by the plaintiff.  Level 3 has filed a motion to dismiss the suit based on the recommendation of the Special Litigation Committee and Plaintiff is conducting limited discovery regarding the issues of independence and authority of the Special Litigation Committee and the reasonableness of the Special Litigation Committee’s investigation and analysis.  On May 2, 2005, Level 3 filed an additional motion to dismiss claims asserted by Plaintiff that are based on transactions and/or alleged conduct occurring prior to May 13, 1999, which is the date upon which the Plaintiff first acquired shares of Level 3 common stock.  The claims that Level 3 is seeking to dismiss for this reason include several of the claims Plaintiff asserts against PKS.  PKS has filed papers with the court joining in Level 3’s motion to dismiss.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture, and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the joint venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the joint venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the joint venture and the DOJ, the DOJ notified the joint venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  In a meeting on July 30, 2004 the DOJ presented its concerns to the joint venture, including raising several new issues.  The joint venture provided a counter-presentation to the DOJ on January 18 and 19, 2005, which the DOJ is in the process of evaluating.  The DOJ has requested a meeting on May 19-20, 2005 for further presentations and discussion of settlement proposals.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

The United States Attorney’s Office for the Northern District of California has initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California.  On April 8, 2005, subpoenas were issued to the joint venture requesting documentation in relation to welds alleged by certain former and current employees as being substandard.  The joint venture is cooperating fully with the investigation. The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

9. Other Matters, Continued:

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the periods ended March 31, 2005 and 2004, the Company recognized additional operating income of $10.1 million and $2.8 million, respectively, of claim settlements on construction projects.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At March 31, 2005, the Company had outstanding letters of credit of approximately $167 million.  None of the available letters of credit have been drawn upon.

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

The Company anticipates repurchasing approximately 3 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the March 31, 2005 formula price is approximately $106 million.

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

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of the construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor is entitled to receive the contract price on completed work and payment of termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects.  The Company’s construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  For the trailing twelve months ended March 31, 2005 and 2004, public contracts accounted for approximately 59% and 64%, respectively, of the combined prices of contracts awarded to the Company.  For the three months ended March 31, 2005 and 2004, public contracts accounted for approximately 64% and 70%, respectively, of revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the three months ended March 31, 2005 and 2004, the Company derived approximately 90% and 83%, respectively, of its joint venture revenue from sponsored joint ventures and approximately 10% and 17%, respectively, from non-sponsored joint ventures.  Joint venture revenue accounted for approximately 32% and 28%,  of its revenue for the three months ended March 31, 2005 and 2004, respectively.

For the year ended December 25, 2004, joint ventures formed after December 31, 2003, were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”  (“EITF No. 00-1”) which permits the use of the equity method in the consolidated condensed balance sheet, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated condensed statement of operations.

Beginning with the quarter ended March 31, 2005, the Company additionally assessed joint ventures formed prior to December 31, 2003, for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria were presented according to EITF Issue No. 00-1 as previously described.

Periods prior to the three months ended March 31, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting as described above.  See “Recent Pronouncements” in the Notes to Consolidated Condensed Financial Statements for further discussion.

The Company owns and operates the Calvert Mine located in Texas and the Buckskin Mine located in Wyoming.  Each is a surface mining operation that produces coal used in domestic coal-fired electric generation facilities.  The Company also manages two active surface coal mines for a third party.

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

Results of Operations - First Quarter 2005 vs. First Quarter 2004

Revenue.

Revenue from each of the Company’s segments was:
	March 31,
	2005	2004
	(dollars in millions)

Construction	$768	$670
Coal Mining	41	14

	$809	$684

Total construction revenue increased $98 million or 15% from the same period in 2004.  Of this increase, $84 million was a result of consolidating joint ventures under the provisions of FIN 46-R.  Revenue otherwise remained relatively consistent with 2004.

Construction contract backlog was $4.4 billion and $3.5 billion at March 31, 2005 and December 25, 2004, respectively.  Of the $0.9 billion added, $0.6 is due to the effect of consolidating joint ventures under the provisions of FIN 46-R.  Additionally, the Company was low bidder on $1.7 billion and $0.2 billion of construction jobs that had not been awarded at March 31, 2005 and December 25, 2004, respectively.  Foreign operations, located primarily in Canada, represent 14% of construction backlog at March 31, 2005.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 44% and 46% of total backlog at March 31, 2005 and 2004, respectively.

Coal Mining revenues increased $27 million or 193% from the same period in 2004.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 3 of the “Notes to Consolidated Condensed Financial Statements.”)

Coal Mining sales backlog at March 31, 2005 and December 25, 2004 were approximately 89 million and 85 million, respectively, tons of coal.  The remaining terms on these contracts range from less than 1 year to 13 years.

Margin.

Margin from each of the Company’s segments was:

	March 31,
	2005	2004
	(dollars in millions)

Construction	$31	$69
Coal Mining	14	6

	$45	$75

Total construction margin decreased $38 million or 55% from the same period in 2004.  Job losses increased from $36 million to $60 million, but were partially offset by claim settlements which increased from $3 million to $10 million.  Of the increase in job losses, $13 million was due to the consolidation of our minority partners’ share of construction joint venture losses under FIN 46-R.  Reduced productivity and poor weather conditions on the West Coast of the United States were the primary causes of the remaining increase in job losses and of decreased margins on jobs with gains.  A number of pending claims and change orders are outstanding on these jobs.  It is the Company’s revenue recognition policy that claims and change orders are not included in revenue until a signed written agreement or cash is received.

Total coal mining margin increased $8 million or 133% from the same period in 2004. The increase was attributed to the acquisition of the Buckskin Mine on August 20, 2004.

General and Administrative Expenses.

General and administrative expense from each of the Company’s segments was:

	March 31,
	2005	2004
	(dollars in millions)

Construction	$64	$60
Coal Mining	3	2

	$67	$62

General and administrative expenses related to construction operations for the three months ended March 31, 2005 increased $4 million from the same period in 2004, primarily due to increased estimating costs.  As a percentage of revenue, general and administrative expenses for the three months ended March 31, 2005 decreased to 8% as compared to 9% for the same period in 2004.   However, had joint ventures not been consolidated, the general and administrative expenses as a percentage of revenue would have been 9%, similar to the same time period for 2004.

General and administrative expenses related to mining operations increased $1 million in the first quarter of 2005 as compared to the same period in 2004.  However, they decreased from 14% to 7% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $2 million for both the three months ended March 31, 2005 and 2004.  However, the entire amount in 2005 was due to the consolidation of joint ventures under the provisions of FIN 46-R.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $3 million for the three months ended March 31, 2005 from the same period in 2004. The increase was due to an increase in the amount invested and higher interest rates from the same time period in 2004.

Interest Expense.

During the three months ended March 31, 2005, the Company recognized $2 million of interest expense as compared to $1 million in the same period in 2004, primarily due to the addition of a long-term loan associated with  the acquisition of a coal lease, and the issuance of debentures during the fourth quarter of 2004.

Income Tax Benefit (Expense).

The Company measures income tax benefit (expense) for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The tax effects of losses that have arisen in the first quarter of 2005 have been recognized in the statement of operations as the Company anticipates earnings for the year and therefore, the tax benefits generated in the first quarter are expected to be realized.  The estimated effective income tax rates applied to operations for the three months ended March 31, 2005 and 2004 were 37% and 39% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset partially in 2005 by the new deduction for domestic production activities and percentage depletion.

Minority Interest.

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”) which required certain construction joint ventures to be consolidated.   Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statement of operations.

Financial Condition - March 31, 2005 vs. December 25, 2004

Cash and cash equivalents increased $251 million to $928 million at March 31, 2005 from $677 million at December 25, 2004.  The major items contributing to the increase were cash added from the consolidation of construction joint ventures of $325 million and proceeds from the sales of available-for-sale securities of $79 million, offset by $123 million in repurchases of common stock.

Net cash provided by operating activities for the three months ended March 31, 2005 increased by $4 million to $24      million as compared to the same period in 2004.  This increase was primarily due to decreased outflows for current liabilities which were offset by increased receivables, unbilled contract revenue and deferred taxes.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2005 increased by $78 million to $65 million as compared to the same period in 2004.  The increase was primarily due to sales of available-for-sale securities in the Company’s investment portfolio of $79 million and subsequent purchases of investments in cash equivalents.  Additionally, payments on notes receivable increased by $8 million to $9 million as compared to the same period in 2004, offset in part by an increase in capital expenditures of $6 million to $24 million as compared to the same period in 2004.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the three months ended March 31, 2005 increased by $142 million to $165     million as compared to the same time period in 2004.  This increase was primarily due to an increase in repurchases of common stock of $112 million, including $52 million of repurchases made as a result of changes in the roles of certain members of executive management.  In addition, capital distributions, net of contributions, to the minority partners of joint ventures consolidated under FIN 46-R were $29 million for the three months ended March 31, 2005.

Liquidity.

During the three months ended March 31, 2005 and 2004, the Company expended $24 million and $18 million, respectively, on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  As of March 31, 2005, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures and as discussed below.  The current portion of long-term debt is $9 million, including the next installment due on the debt discussed below.  PKS paid dividends during the three months ended March 31, 2005 and 2004 of $13 million and $12 million, respectively.  These amounts were determined by the Board of Directors and were paid in January of each such year.  PKS also has the commitment to repurchase its Common Stock at any time during the year from shareholders.

On January 1, 2005 the Bureau of Land Management issued to the Company a federal coal lease near Gillette Wyoming that contains approximately 142 million tons of coal.  The total cost to the Company to obtain this lease was $43 million, of which $9 million was submitted with the bid in 2004.  The remainder is due in four equal annual installments beginning January 1, 2006.

The Company anticipates repurchasing approximately 3 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the March 31, 2005 formula price is approximately $106 million.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At March 31, 2005, the Company had outstanding letters of credit of approximately $167 million.  None of the available letters of credit have been drawn upon.

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

Off-Balance Sheet Arrangements.

During the three months ended March 31, 2005 and 2004, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company holds a diversified portfolio of investments that primarily includes cash, high quality commercial paper, U.S. Government debt obligations, U.S. Government Agency debt obligations, tax exempt municipal securities, institutional money market funds and equity mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risk, interest rate risk, economic risk and credit risk.  These risks, among others, could result in the loss of principal.

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward is used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward is recorded at fair value based upon quoted market prices, and changes in the fair value of the forward are immediately recognized in Other, net in the Consolidated Condensed Statements of Operations.

The forward matures in June 2005 and will settle based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  At March 31, 2005, the fair value of the forward was a liability of $1.8 million.  During the three months ended March 31, 2005, the company recognized losses on the forward of less than $0.5 million.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $1.4 million in the event of an increase in the exchange rate, or a loss of approximately $1.5 million in the event of a decrease.

In February 2005, the Company entered into a series of foreign currency forward contracts with a total notional amount of $U.S. 49 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of a construction contract by a Canadian subsidiary.  The forward contracts are recorded in liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Condensed Statements of Operations.

The forward contracts mature monthly in varying amounts between 2005 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At March 31, 2005, the fair value of these forward contracts was a current liability of $1.3 million and a long term liability of $0.6 million.  During the three months ended March 31, 2005, the Company recognized losses on the forward contracts of $1.9 million.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $4.6 million in the event of an increase in the exchange rate, or a loss of approximately $4.6 million in the event of a decrease.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of Level 3 appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of Level 3. On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either Level 3 or its stockholders to pursue any of the claims asserted by the plaintiff.  Level 3 has filed a motion to dismiss the suit based on the recommendation of the Special Litigation Committee and Plaintiff is conducting limited discovery regarding the issues of independence and authority of the Special Litigation Committee and the reasonableness of the Special Litigation Committee’s investigation and analysis.  On May 2, 2005, Level 3 filed an additional motion to dismiss claims asserted by Plaintiff that are based on transactions and/or alleged conduct occurring prior to May 13, 1999, which is the date upon which the Plaintiff first acquired shares of Level 3 common stock.  The claims that Level 3 is seeking to dismiss for this reason include several of the claims Plaintiff asserts against PKS.  PKS has filed papers with the court joining in Level 3’s motion to dismiss.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture (the "Joint Venture"), and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the Joint Venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the Joint Venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the Joint Venture and the DOJ, the DOJ notified The Joint Venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  In a meeting on July 30, 2004 the DOJ presented its concerns to the Joint Venture, including raising several new issues.  The Joint Venture provided a counter-presentation to the DOJ on January 18 and 19, 2005, which the DOJ is in the process of evaluating.  The DOJ has requested a meeting on May 19-20, 2005 for further presentations and discussion of settlement proposals.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the Joint Venture.

The United States Attorney’s Office for the Northern District of California has initiated a grand jury investigation of Kiewit/FCI/Manson A Joint Venture (Kiewit Pacific Co., FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California.  On April 8, 2005, subpoenas were issued to the joint venture requesting documentation in relation to welds alleged by certain former and current employees as being substandard.  The joint venture is cooperating fully with the investigation.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock

December 26, 2004 through January 31, 2005	2,967,691	$38.50
February 1, 2005 through February 28, 2005	155,750	$38.05
March 1, 2005 through March 31, 2005	85,330	$38.05

Total	3,208,771	$38.46

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

Item 6. Exhibits.

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

Date: May 4, 2004	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer