Form 10-Q
period 2005-06-30
PETER KIEWIT SONS INC /DE/
filed 2005-08-03
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2005:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 17,492,637

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of June 30, 2005, and the related consolidated condensed statements of earnings for the three and six month periods ended June 30, 2005 and 2004, and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2005 and 2004.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S generally accepted accounting principles.

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

(signed) KPMG LLP

Omaha, Nebraska
August 3, 2005

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions, except per share data)

Revenue	$997	$831	$1,806	$1,515
Cost of revenue	(769)	(741)	(1,533)	(1,350)

Margin	228	90	273	165

General and administrative expenses	(71)	(55)	(138)	(117)
Gain on sale of operating assets	4	4	6	8

Operating income	161	39	141	56

Other income (expense):
Investment income	7	4	13	7
Interest expense	(1)	(1)	(3)	(3)
Other, net	-	1	-	1
	6	4	10	5

Income before minority interest and income taxes	167	43	151	61

Minority interest in income of consolidated subsidiaries	(69)	-	(63)	-
	98	43	88	61
Income before income taxes

Income tax expense	(38)	(16)	(34)	(23)

Net income	$60	$27	$54	$38

Earnings per share:

Basic	$2.13	$.89	$1.89	$1.27

Diluted	$2.05	$.86	$1.83	$1.23

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30,
	2005	December 25,
	(unaudited)	2004
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$463	$677
Marketable securities	43	111
Receivables, less allowance of $21 and $19	623	436
Unbilled contract revenue	153	113
Contract costs in excess of related revenue	12	18
Investment in nonconsolidated joint ventures	19	247
Deferred income taxes	74	74
Other	65	50
Total current assets	1,452	1,726

Property, plant and equipment, less accumulated
depreciation and amortization of $687 and $570	505	406
Other assets	84	85
	$2,041	$2,217

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $74 and $59	$223	$217
Current portion of long-term debt	10	1
Accrued costs on construction contracts	189	120
Billings in excess of related costs and earnings	400	215
Distributions and costs in excess of investment in nonconsolidated joint ventures	4	51
Accrued insurance costs	82	72
Accrued payroll	42	48
Other	32	55
Total current liabilities	982	779

Long-term debt, less current portion	67	36
Deferred income taxes	35	36
Accrued reclamation	27	26

Minority interest	96	7

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized, no shares outstanding	-	-
Redeemable common stock ($663 million and $1,215 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
17,648,682 and 31,561,896 outstanding	-	-
Additional paid-in capital	164	294
Accumulated other comprehensive income	9	9
Retained earnings	661	1,030
Total redeemable common stock	834	1,333
	$2,041	$2,217
See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$22	$90

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	78	-
Proceeds from maturities of available-for-sale securities	6	2
Purchases of available-for-sale securities	(16)	(4)
Additions to notes receivable	-	(2)
Payments received on notes receivable	9	2
Proceeds from sales of property, plant and equipment	9	21
Capital expenditures	(63)	(49)
Net cash provided by (used in) investing activities	23	(30)

Cash flows from financing activities:
Long-term debt borrowings	-	3
Repurchases of common stock	(525)	(15)
Dividends paid	(27)	(25)
Minority interest contributions	5	-
Minority interest withdrawals	(37)	-
Net cash used in financing activities	(584)	(37)

Net (decrease) increase in cash and cash equivalents	(539)	23

Cash and cash equivalents from consolidation of construction joint ventures	325	-

Cash and cash equivalents at beginning of period	677	481

Cash and cash equivalents at end of period	$463	$504

Non-cash financing activities:
Acquisition of coal lease	$39	$-

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons', Inc. (“PKS”, which together with its subsidiaries in which it has control and variable entities of which it is the primary beneficiary is referred to herein as the "Company") at December 25, 2004 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

For the year ended December 25, 2004, joint ventures formed after December 31, 2003, were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures” (“EITF No. 00-1”) which permits the use of the equity method in the consolidated condensed balance sheet, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated condensed statement of earnings.

For the three and six months ended June 30, 2005, the Company assessed joint ventures formed prior to December 31, 2003, for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria are presented according to EITF No. 00-1 as previously described.

Periods prior to the three and six months ended June 30, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting prescribed by EITF No. 00-1 as described above.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

1. Basis of Presentation, Continued:

Application of FIN 46-R to construction joint ventures formed prior to December 31, 2003 affected the financial statements for the six months ended June 30, 2005 as follows:

	Financial Statement As Reported (Joint Ventures Consolidated)	Financial Statements Under Previous Accounting (Joint Ventures Equity Method)

Balance Sheet:
Current assets	$1,452	$1,130
Total assets	2,041	1,650
Current liabilities	982	688
Noncurrent liabilities	129	128
Minority interest	96	-
Total liabilities	1,207	816
Retained earnings	661	661
Total redeemable common stock	834	834

Statement of earnings:
Revenue	1,806	1,581
Margin	273	213
Operating income	141	78
Other income	10	10
Income before minority interest and income taxes	151	88
Minority interest	63	-
Income before taxes	88	88
Net income	54	54

Net income and total redeemable common stock are unchanged as the Company’s share of equity earnings of these entities was included in the Consolidated Condensed Financial Statements under the previous accounting method.

2. Tender Offer

Pursuant to the Company’s May 17, 2005 offer to purchase up to 38% of its outstanding redeemable common stock, on June 30, 2005, the Company accepted for payment and repurchased a total of 10,612,343 shares (37.55%) of the Company’s redeemable common stock at the current redemption price of $37.55 per share for an aggregate redemption value of $398 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

3. Recent Accounting Pronouncements:

In 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123-R”). SFAS 123-R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such instruments.

SFAS 123-R also modifies SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Currently, SFAS 150 excludes from its scope, instruments that are accounted for under the guidance for stock-based compensation arrangements.  The Company accounts for its redeemable common stock according to the provisions of EITF Issue No. 87-23, “Book Value Stock Purchase Plans,” which is considered stock-based compensation guidance, and therefore the Company’s redeemable common stock is not within the scope of SFAS 150.  SFAS 123-R, however, indicates that an entity shall apply the classification criteria in SFAS 150 in determining whether to classify as a liability a freestanding financial instrument given to an employee in a share-based payment transaction.  SFAS 123-R has therefore eliminated the exclusion of the Company’s redeemable common stock from the scope of SFAS 150.

SFAS 150 requires that mandatorily redeemable stock must be recorded at redemption value and presented as a liability on the balance sheet.  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as interest expense in the statement of earnings.  The Company currently believes that its redeemable common stock must be reported according to the provisions of SFAS 150 when SFAS 123-R becomes effective, January 1, 2006.  The FASB’s ongoing project addressing liabilities and equity has reached a preliminary conclusion that contradicts SFAS No. 150 and indicates that redeemable stock similar to the Company’s should be presented as equity.  The Company strongly agrees with this preliminary conclusion as it feels the redeemable common stock is accurately presented as equity.  As a result of these preliminary conclusions, the FASB is currently considering an amendment to SFAS 123-R that would defer the application of SFAS 150 until the FASB completes its deliberations on the distinction between liabilities and equity.  If that deferral does not occur, it appears that beginning in the first quarter of 2006, the redemption value of the Company’s redeemable common stock, currently $663 million, would be presented as a liability.  Additionally, any change in redemption value would be presented as an interest charge to the statement of earnings.  Since redemption value of the Company’s redeemable common stock is based upon book value, the Company anticipates that interest charge would effectively equal annual net earnings.

In March 2005, EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”) was released.  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  Currently, the Company defers stripping costs and charges them to operations as coal is extracted and sold.  As of June 30, 2005 the Company has $12 million of deferred stripping costs included in other current assets.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the coal is extracted.  EITF No. 04-6 is effective for the Company beginning January 1, 2006, and any adjustment to amounts previously deferred is to be reflected as a cumulative effect of a change in accounting principle.  The Company is continuing to evaluate the impact of the adoption of EITF No. 04-6 to quantify the portion of deferred stripping costs that will be removed from the balance sheet through a cumulative effect adjustment in the first quarter of 2006.

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

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(dollars in millions, except
	per share data)

Revenue	$854	$1,562

Net income	$28	$42

Earnings per share:
Basic	$0.95	$1.40

Diluted	$0.92	$1.35

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - (Continued)

5. Earnings Per Share:

Basic earnings per share has been computed using the weighted average number of shares outstanding during each period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions, except per share data)

Net income available to common stockholders	$60	$27	$54	$38

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*	*	*

Net income for diluted shares	$60	$27	$54	$38

Total number of weighted average shares outstanding used
to compute basic earnings per share (in thousands)	28,172	29,833	28,471	29,903

Incremental dilutive shares assuming
conversion of convertible debentures	1,026	1,295	1,022	1,295

Total number of shares used to compute
diluted earnings per share	29,198	31,128	29,493	31,198

Earnings per share:

Basic	$2.13	$.89	$1.89	$1.27

Diluted	$2.05	$.86	$1.83	$1.23

* Interest expense attributable to convertible debentures was less than $.5 million, net of tax.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

6. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contract:

The Company has entered into foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forwards are generally scheduled to mature as those future transactions occur.

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward was used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward was recorded at fair value based upon quoted market prices, and changes in the fair value of the forward were immediately recognized in Other, net in the Consolidated Condensed Statements of Earnings.

The forward matured in June 2005 and settled based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  During both the three and six months ended June 30, 2005, the Company recognized gains on the forward of less than $0.5 million.

In February 2005, the Company entered into a series of foreign currency forward contracts with a total notional amount of $U.S. 49 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of a construction contract by a Canadian subsidiary.  The forward contracts are recorded in liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Condensed Statements of Earnings.

The forward contracts mature monthly in varying amounts between 2005 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At June 30, 2005, the outstanding notional amount was $U.S. 44 million and the fair value of these forward contracts was a current liability of $1 million and a long-term liability of less than $0.5 million.  During the three and six months ended June 30, 2005, the Company recognized a gain of $1 million and a loss of $1 million, respectively, on the forwards, of which less than $0.5 million has been realized.

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

8. Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within Redeemable Common Stock.  Comprehensive income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in millions)

Net income	$60	$27	$54	$38
Other comprehensive income, before tax:
Unrealized gains (losses) arising during period	1	(2)	-	(1)
Foreign currency translation adjustments	-	(2)	-	(2)
Income tax (expense) benefit related to items of other
comprehensive income	-	1	-	1
Comprehensive income	$61	$24	$54	$36

9. Segment Data:

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

9. Segment Data, Continued:

Intersegment sales are recorded at cost.  There were no intersegment sales for the three and six months ended June 30, 2005 and June 30, 2004.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$954	$43	$818	$13

Depreciation and amortization	$20	$5	$17	$2

Operating income	$150	$11	$36	$3

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,722	$84	$1,488	$27

Depreciation and amortization	$45	$11	$32	$5

Operating income	$118	$23	$49	$7

	June 30, 2005		December 25, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Total assets	$1,808	$253	$1,668	$224

In addition to total segment assets of $2,061 million and $1,892 million at June 30, 2005 and December 25, 2004, respectively, $204 million and $697 million of assets, respectively, were corporate assets, consisting primarily of cash and cash equivalents, and property and equipment, less accumulated depreciation, and $224 million and $372 million, respectively, were eliminated due to consolidation of intersegment balances.

Segment asset information related to equity method investments and expenditures for additions to long-lived assets, has not been presented as it is not reported to or reviewed by the chief operation decision maker.

During the three and six months ended June 30, 2005, revenue recognized from a single owner represented 9% and 11%, respectively, of the Company’s total revenue.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

10. Other Matters:

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of Level 3 appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of Level 3.  On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either Level 3 or its stockholders to pursue any of the claims asserted by the plaintiff.  Level 3 has filed a motion to dismiss the suit based on the recommendation of the Special Litigation Committee and Plaintiff is conducting limited discovery regarding the issues of independence and authority of the Special Litigation Committee and the reasonableness of the Special Litigation Committee’s investigation and analysis.  On May 2, 2005, Level 3 filed an additional motion to dismiss claims asserted by Plaintiff that are based on transactions and/or alleged conduct occurring prior to May 13, 1999, which is the date upon which the Plaintiff first acquired shares of Level 3 common stock.  The claims that Level 3 is seeking to dismiss for this reason include several of the claims Plaintiff asserts against PKS.  PKS has filed papers with the court joining in Level 3’s motion to dismiss.  The parties have been discussing settlement of all claims and anticipate that settlement discussions will be completed or abandoned on or before August 5, 2005.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture, and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the joint venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the joint venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the joint venture and the DOJ, the DOJ notified the joint venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work. Following several meetings over the last twelve months in which information and positions have been exchanged, the parties are now discussing a settlement.  The Company believes the outcome of these negotiations will not materially exceed amounts provided, and therefore, should not materially affect the Company’s financial position, future results of operations or future cash flows.

The United States Attorney’s Office for the Northern District of California has initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California.  On April 8, 2005, subpoenas were issued to the joint venture requesting documentation in relation to welds alleged by certain former and current employees as being substandard.  The joint venture is cooperating fully with the investigation.  Based on weld testing conducted by the Government, there is no indication of defective welds.  The California Attorney General and the California Contractors State License Board have also announced related investigations, although those investigations are currently in abeyance pending the outcome of the federal investigation.  The Company is currently unable to determine the impact of the investigations upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

10. Other Matters, Continued:

On November 15, 2004, Twin Oaks Power, L.P. (“Twin Oaks”) filed a Complaint in the United States District Court, Western District of Texas, Waco Division (the “Court”), against Walnut Creek Mining Company, a subsidiary of PKS (“Walnut Creek”), alleging various breaches by Walnut Creek under the terms of the November 18, 1987 Fuel Supply Agreement (“Fuel Supply Agreement”) between the parties  and seeking a ruling by the Court that such breaches constituted a material breach by Walnut Creek under the Fuel Supply Agreement.  Twin Oaks filed an Amended Complaint with the Court on June 27, 2005 setting forth additional alleged breaches by Walnut Creek under the Fuel Supply Agreement and seeking, in addition to a declaration that such breaches constitute a material breach permitting Twin Oaks to terminate the Fuel Supply Agreement, an unspecified amount of damages arising from such alleged breaches.  The Company intends to vigorously defend against all claims asserted in the Complaint.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the six months ended June 30, 2005 and 2004, the Company recognized additional operating income of $96 million and $8 million, respectively, of claim settlements on construction projects.

The statements of earnings for the three and six months ended June 30, 2005 include $5 million of compensation expense related to vesting of convertible debentures through December 25, 2004.  The Company believes this expense is not material to the expected results of operations of 2005 or any of the previous years reported.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At June 30, 2005, the Company had outstanding letters of credit of approximately $201 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 1.7 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the June 30, 2005 formula price is approximately $65 million.

11. Subsequent Events:

On July 20, 2005, the Company notified holders of all series of its convertible debentures that it intends to redeem all series effective August 31, 2005.  Prior to such redemption, debenture holders have been provided the option to convert all such debentures into the Company’s redeemable common stock during a thirty day period from July 20, 2005 to August 19, 2005.  The Company anticipates that the outstanding debentures, with a carrying value of $33 million at June 30, 2005 will all be converted, and the Company will issue approximately 1 million shares of Common Stock in August 2005.  Fully vesting the debentures for this conversion will result in compensation expense of approximately $4 million in the third quarter of 2005.

On July 29, 2005, the Company acquired the assets of a company that installs and maintains fire sprinkler systems and a company that installs and maintains security systems for an aggregate price of $34 million.

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

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects.  The Company’s construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  For the trailing twelve months ended June 30, 2005 and 2004, public contracts accounted for approximately 60% and 64%, respectively, of the combined prices of contracts awarded to the Company.  For the six months ended June 30, 2005 and 2004, public contracts accounted for approximately 64% and 73%, respectively, of revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the six months ended June 30, 2005 and 2004, the Company derived approximately 88% and 84%, respectively, of its joint venture revenue from sponsored joint ventures and approximately 12% and 16% respectively, from non-sponsored joint ventures.  Joint venture revenue accounted for approximately 35% and 27%, of its revenue for the six months ended June 30, 2005 and 2004, respectively.

For the year ended December 25, 2004, joint ventures formed after December 31, 2003 were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.”  (“EITF No. 00-1”) which permits the use of the equity method in the consolidated condensed balance sheet, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated condensed statement of earnings.

Beginning with the quarter ended March 31, 2005, the Company additionally assessed joint ventures formed prior to December 31, 2003 for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria were presented according to EITF Issue No. 00-1 as previously described.

Periods prior to the six months ended June 30, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting as described above.  See “Recent Pronouncements” in the Notes to Consolidated Condensed Financial Statements for further discussion.

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

Results of Operations - Second Quarter 2005 vs. Second Quarter 2004

Revenue.

Revenue from each of the Company’s segments was:

	Three Months Ended
	June 30,
	2005	2004
	(dollars in millions)

Construction	$954	$818
Coal Mining	43	13

	$997	$831

Total construction revenue increased $136 million or 17% from the same period in 2004.  Claims increased $83 million from $6 million to $89 million. The increase in claims is primarily attributable to a single claim settlement on a large oil and gas joint venture project located in Newfoundland, Canada (the “Oil and Gas Project”).  Excluding the claim settlement on the Oil and Gas Project and the reduction in revenue related to a significant joint venture highway project located in Colorado (the “Highway Project”) discussed below, the consolidation of joint ventures under the provisions of FIN 46-R increased revenue an additional $88 million.  Offsetting the increases were reductions in revenue of $8 million as a result of the Highway Project entering late project phases with reduced activity and a significant bridge project in California that recognized an additional $24 million as a result of change orders during 2004.

Construction contract backlog was $5.1 billion and $3.5 billion at June 30, 2005 and December 25, 2004, respectively.  Of the $1.6 billion added, $0.6 is due to the effect of consolidating joint ventures under the provisions of FIN 46-R.  Additionally, the Company was low bidder on $1.1 billion and $0.2 billion of construction jobs that had not been awarded at June 30, 2005 and December 25, 2004, respectively.  Foreign operations, located primarily in Canada, represent 18% of construction backlog at June 30, 2005.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 51% and 45% of total backlog at June 30, 2005 and 2004, respectively.

Coal Mining revenues increased $30 million or 231% from the same period in 2004.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 4 of the “Notes to Consolidated Condensed Financial Statements.”)

Coal Mining sales backlog at June 30, 2005 and December 25, 2004 were approximately 99 million and 85 million, respectively, tons of coal.  The remaining terms on these contracts range from less than 1 year to 13 years.

Operating Income:

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Three Months Ended
	June 30, 2005		June 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$215	$13	$86	$4
General and administrative expenses	(69)	(2)	(54)	(1)
Gain on sale of operating assets	4	-	4	-

Operating income	$150	$11	$36	$3

Margin.

Total construction margin increased $129 million or 150% from the same period in 2004. Claims increased $83 million from $6 million to $89 million. The increase in claims is primarily attributable to a single claim settlement on the Oil and Gas Project.  Excluding the claim settlement on the Oil and Gas Project and the reduction in margin related to the Highway Project discussed below, the consolidation of joint ventures under the provisions of FIN 46-R increased margin an additional $25 million. Job losses decreased $48 million from $79 million to $31 million as  certain projects that incurred significant job losses during the three months ended June 30, 2004 were substantially completed at the end of 2004.  The decrease in job losses included $11 million related to the Oil and Gas Project. Offsetting the increases was a reduction in margin of $4 million related to the Highway Project entering late project phases with reduced activity and a significant bridge project in California that recognized a $24 million change order during 2004.

Margin as a percentage of revenue for the three months ended June 30, 2005 increased to 23% from 11% for the same period in 2004. The increase was primarily related to the increase in claims during 2005.

Total coal mining margin increased $9 million or 225% from the same period in 2004. The increase was attributed to the acquisition of the Buckskin Mine on August 20, 2004.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the three months ended June 30, 2005 increased $15 million from the same period in 2004, primarily due to increased compensation of $7 million in the areas of salaries, bonuses and profit sharing and a $6 million increase in compensation expense related to the vesting of convertible debentures.  As a percentage of revenue, general and administrative expenses remained consistent at 7% for the three months ended June 30, 2005 and 2004, respectively.  However, had joint ventures not been consolidated, the general and administrative expenses as a percentage of revenue would have been 8% for the three months ended June 30, 2005 primarily as a result of the increases in compensation expense.

General and administrative expenses related to mining operations decreased from 8% to 5% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $4 million for each of the three months ended June 30, 2005 and 2004, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $3 million for the three months ended June 30, 2005 from the same period in 2004. The increase was due to an increase in the amount invested and higher interest rates from the same time period in 2004.

Interest Expense.

Interest expense was $1 million for each of the three months ended June 30, 2005 and 2004, respectively.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three months ended June 30, 2005 and 2004 were 39% and 37% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes.  Additionally, the 2005 effective tax rate exceeds the federal statutory rate due to nondeductible debenture compensation expense offset by percentage depletion and the new deduction for domestic production activities.

Minority Interest.

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FIN 46-R which required certain construction joint ventures to be consolidated.   Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statement of earnings.

Results of Operations – Six Months 2005 vs. Six Months 2004

Revenue.

Revenue from each of the Company’s segments was:

	Six Months Ended
	June 30,
	2005	2004
	(dollars in millions)

Construction	$1,722	$1,488
Coal Mining	84	27

	$1,806	$1,515

Total construction revenue increased $234 million or 16% from the same period in 2004.  Claims increased $88 million from $8 million to $96 million.  The increase in claims is primarily attributable to a single claim settlement on the Oil and Gas Project.  Excluding the claim settlement on the Oil and Gas Project and the reduction in revenue related to the Highway Project discussed below, the consolidation of joint ventures under the provisions of FIN 46-R increased revenue an additional $161 million.  An increase in revenue related to petroleum industry projects, excluding the Oil and Gas Project, also contributed to the increase in construction revenue.  Offsetting the increases were reductions in revenue of $13 million as a result of the Highway Project entering late project phases with reduced activity and a significant bridge project in California that recognized an additional $24 million as a result of change orders during 2004.  Also offsetting the increases was a decrease in revenue related to transportation and power projects.  Given the non-recurring nature of construction projects, the mix of construction projects by market often varies from period to period.

Coal Mining revenues increased $57 million or 211% from the same period in 2004.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 4 of the “Notes to Consolidated Condensed Financial Statements.”)

Operating Income:

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Six Months Ended
	June 30, 2005		June 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$246	$27	$155	$10
General and administrative expenses	(134)	(4)	(114)	(3)
Gain on sale of operating assets	6	-	8	-

Operating income	$118	$23	$49	$7

Margin.

Total construction margin increased $91 million or 59% from the same period in 2004.  Claims increased $88 million from $8 million to $96 million.  The increase in claims is primarily attributable to a single claim settlement on the Oil and Gas Project.  Excluding the claim settlement on the Oil and Gas Project and the reduction in margin related to the Highway Project discussed below, the consolidation of joint ventures under the provisions of FIN 46-R increased margin an additional $17 million.  Job losses decreased $50 million from $99 million to $49 million as certain projects that incurred significant job losses during the six months ended June 30, 2004 were substantially completed at the end of 2004.  The decrease in job losses included $27 million related to the Oil and Gas Project.  An increase in margin related to petroleum industry projects, excluding the Oil and Gas Project, also contributed to the increase in construction margin. Offsetting the increases was a reduction in margin of $11 million related to the Highway Project entering late project phases with reduced activity and a significant bridge project in California that recognized an additional $24 million as a result of change orders during 2004.  Also offsetting the increases was a decrease in margin related to transportation and power projects.  Given the non-recurring nature of construction projects, the mix of construction projects by market often varies from period to period.

Margin as a percentage of revenue for the six months ended June 30, 2005 increased to 14% from 10% for the same period in 2004. The increase was primarily related to the increase in claims during 2005.

Total coal mining margin increased $17 million or 170% from the same period in 2004. The increase was attributed to the acquisition of the Buckskin Mine on August 20, 2004.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the six months ended June 30, 2005 increased $20 million from the same period in 2004, primarily due to increased compensation of $7 million in the areas of salaries, bonuses and profit sharing and a $6 million increase in compensation expense related to the vesting of convertible debentures.  As a percentage of revenue, general and administrative expenses remained consistent at 8% for the six months ended June 30, 2005 and 2004, respectively.  However, had joint ventures not been consolidated, the general and administrative expenses as a percentage of revenue would have been 9% for the six months ended June 30, 2005 primarily as a result of the increases in compensation expense.

General and administrative expenses related to mining operations increased $1 million in the six months ended June 30, 2005 as compared to the same period in 2004.  However, they decreased from 11% to 5% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $6 million and $8 million for the six months ended June 30, 2005 and 2004, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $6 million for the six months ended June 30, 2005 from the same period in 2004. The increase was due to an increase in the amount invested and higher interest rates from the same time period in 2004.

Interest Expense.

The Company recognized $3 million of interest expense for both the six months ended June 30, 2005 and 2004.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to earnings for the six months ended June 30, 2005 and 2004 were 39% and 38% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes.  Additionally, the 2005 effective tax rate exceeds the federal statutory rate due to nondeductible debenture compensation expense offset by percentage depletion and the new deduction for domestic production activities.

Minority Interest.

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FIN 46-R which required certain construction joint ventures to be consolidated.   Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statement of earnings.

Financial Condition – June 30, 2005 vs. December 25, 2004

Cash and cash equivalents decreased $214 million to $463 million at June 30, 2005 from $677 million at December 25, 2004.  The major items contributing to the decrease were $525 million in repurchases of common stock, offset by cash added from the consolidation of construction joint ventures of $325 million.

Net cash provided by operating activities for the six months ended June 30, 2005 decreased by $68 million to $22 million as compared to $90 million in the same period in 2004. This decrease was primarily due to increased outflows for current liabilities and increased  receivables and unbilled contract revenue.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash provided by investing activities for the six months ended June 30, 2005 increased by $53 million to $23 million as compared to cash used of $30 million in the same period in 2004.  The increase was primarily due to sales of available-for-sale securities in the Company’s investment portfolio of $78 million and subsequent purchases of investments in cash equivalents.  Additionally, payments on notes receivable increased by $7 million to $9 million as compared to $2 million in the same period in 2004, offset in part by an increase in capital expenditures of $14 million to $63 million as compared to $49 million in the same period in 2004, and a decrease in proceeds from sales of property, plant and equipment of $12 million to $9 million as compared to $21 million in the same period in 2004.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the six months ended June 30, 2005 increased by $547 million to $584 million as compared to $37 million in the same time period in 2004.  This increase was primarily due to an increase in repurchases of common stock of $510 million, including $398 million of repurchases made as part of the tender offer described in Note 2, and $52 million of repurchases made as a result of changes in the roles of certain members of executive management.  In addition, capital distributions, net of contributions, to the minority partners of joint ventures consolidated under FIN 46-R were $32 million for the six months ended June 30, 2005.

Liquidity.

During the six months ended June 30, 2005 and 2004, the Company expended $63 million and $49 million, respectively, on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  As of June 30, 2005, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures and as discussed below.  The current portion of long-term debt is $10 million, including the next installment due on the debt discussed below.  PKS paid dividends during the six months ended June 30, 2005 and 2004 of $27 million and $25 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  PKS also has the commitment to repurchase its Common Stock at any time during the year from shareholders.

On January 1, 2005 the Bureau of Land Management issued to the Company a federal coal lease near Gillette, Wyoming that contains approximately 142 million tons of coal.  The total cost to the Company to obtain this lease was $43 million, of which $9 million was submitted with the bid in 2004.  The remainder is due in four equal annual installments beginning January 1, 2006.

The Company anticipates repurchasing approximately 1.7 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the June 30, 2005 formula price is approximately $65 million.

On July 29, 2005, the Company acquired the assets of a company that installs and maintains fire sprinkler systems and a company that installs and maintains security systems for an aggregate price of $34 million.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At June 30, 2005, the Company had outstanding letters of credit of approximately $201 million.  None of the available letters of credit have been drawn upon.

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

Recent Accounting Pronouncements.

In 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123-R”). SFAS 123-R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such instruments.

SFAS 123-R also modifies SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Currently, SFAS 150 excludes from its scope, instruments that are accounted for under the guidance for stock-based compensation arrangements.  The Company accounts for its redeemable common stock according to the provisions of EITF Issue No. 87-23, “Book Value Stock Purchase Plans,” which is considered stock-based compensation guidance, and therefore the Company’s redeemable common stock is not within the scope of SFAS 150.  SFAS 123-R, however, indicates that an entity shall apply the classification criteria in SFAS 150 in determining whether to classify as a liability a freestanding financial instrument given to an employee in a share-based payment transaction.  SFAS 123-R has therefore eliminated the exclusion of the Company’s redeemable common stock from the scope of SFAS 150.

SFAS 150 requires that mandatorily redeemable stock must be recorded at redemption value and presented as a liability on the balance sheet.  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as interest expense in the statement of earnings.  The Company currently believes that its redeemable common stock must be reported according to the provisions of SFAS 150 when SFAS 123-R becomes effective, January 1, 2006.  The FASB’s ongoing project addressing liabilities and equity has reached in a preliminary conclusion that contradicts SFAS No. 150 and indicates that redeemable stock similar to the Company’s should be presented as equity.  The Company strongly agrees with this preliminary conclusion as it feels the redeemable common stock is accurately presented as equity.  As a result of these preliminary conclusions, the FASB is currently considering an amendment to SFAS 123-R that would defer the application of SFAS 150 until the FASB completes its deliberations on the distinction between liabilities and equity.  If that deferral does not occur, it appears that beginning in the first quarter of 2006, the redemption value of the Company’s redeemable common stock, currently $663 million, would be presented as a liability.  Additionally, any change in redemption value would be presented as an interest charge to the statement of earnings.  Since redemption value of the Company’s redeemable common stock is based upon book value, the Company anticipates that interest charge would effectively equal annual net earnings.

In March 2005, EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”) was released.  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  Currently, the Company defers stripping costs and charges them to operations as coal is extracted and sold.  As of June 30, 2005 the Company has $12 million of deferred stripping costs included in other current assets.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the coal is extracted.  EITF No. 04-6 is effective for the Company beginning January 1, 2006, and any adjustment to amounts previously deferred is to be reflected as a cumulative effect of a change in accounting principle.  The Company is continuing to evaluate the impact of the adoption of EITF No. 04-6 to quantify the portion of deferred stripping costs that will be removed from the balance sheet through a cumulative effect adjustment in the first quarter of 2006.

Off-Balance Sheet Arrangements.

During the six months ended June 30, 2005 and 2004, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

The Company has entered into foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forwards are generally scheduled to mature as those future transactions occur.

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

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward was used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward was recorded at fair value based upon quoted market prices, and changes in the fair value of the forward were immediately recognized in Other, net in the Consolidated Condensed Statements of Earnings.

The forward matured in June 2005 and settled based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  During both the three and six months ended June 30, 2005, the Company recognized gains on the forward of less than $0.5 million.

In February 2005, the Company entered into a series of foreign currency forward contracts with a total notional amount of $U.S. 49 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of a construction contract by a Canadian subsidiary.  The forward contracts are recorded in liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Condensed Statements of Earnings.

The forward contracts mature monthly in varying amounts between 2005 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At June 30, 2005, the outstanding notional amount was $U.S. 44 million and the fair value of these forward contracts was a current liability of $1 million and a long term liability of less than $0.5 million.  During the three and six months ended June 30, 2005, the Company recognized a gain of $1 million and a loss of $1 million, respectively, on the forward contracts.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $4.1 million in the event of an increase in the exchange rate, or a loss of approximately $4.1 million in the event of a decrease.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On November 19, 2002, a suit was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegle, derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against Walter Scott, Jr., James Q. Crowe, R. Douglas Bradbury, Charles C. Miller, III, Kevin V. O’Hara, Mogens C. Bay, William L. Grewcock, Richard Jaros, Robert E. Julian, David C. McCourt, Kenneth E. Stinson, Michael B. Yanney, Colin V. K. Williams (collectively, the “Level 3 Directors”) and PKS.  The suit alleges that the Level 3 Directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the Level 3 Directors in their alleged breach of fiduciary duty.  The suit also alleges that PKS exercised improper control over certain of the Level 3 Directors.  The defendants filed a motion to dismiss, which was denied by the court in early October 2003.  Subsequently, the Board of Directors of Level 3 appointed a Special Litigation Committee comprised of an independent director with the exclusive power to conduct or cause to be conducted an impartial and independent investigation of all matters alleged by the Plaintiff and to determine whether the litigation should be maintained, terminated, or otherwise disposed, in accordance with its findings as to whether the litigation is in the best interests of Level 3. On August 2, 2004, the Special Litigation Committee delivered its report in which it concluded that it is not in the best interests of either Level 3 or its stockholders to pursue any of the claims asserted by the plaintiff.  Level 3 has filed a motion to dismiss the suit based on the recommendation of the Special Litigation Committee and Plaintiff is conducting limited discovery regarding the issues of independence and authority of the Special Litigation Committee and the reasonableness of the Special Litigation Committee’s investigation and analysis.  On May 2, 2005, Level 3 filed an additional motion to dismiss claims asserted by Plaintiff that are based on transactions and/or alleged conduct occurring prior to May 13, 1999, which is the date upon which the Plaintiff first acquired shares of Level 3 common stock.  The claims that Level 3 is seeking to dismiss for this reason include several of the claims Plaintiff asserts against PKS.  PKS has filed papers with the court joining in Level 3’s motion to dismiss.  The parties have been discussing settlement of all claims and anticipate that settlement discussions will be completed or abandoned on or before August 5, 2005.  PKS believes that the factual allegations and legal claims made against it are without merit and intends to vigorously defend them.

On August 7, 2003, BBC-MEC, a Joint Venture, and its two joint venture partners, including Mass. Electric Construction Co., a subsidiary of PKS, received "target letters" from the U.S. Department of Justice and the United States Attorney for the District of Connecticut ("DOJ"), notifying the joint venture and its joint venture partners that each was a target of a criminal investigation in connection with a certain portion of the work performed by the joint venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts. After several meetings and an extensive exchange of information between the joint venture and the DOJ, the DOJ notified the joint venture and its partners, by letter dated July 2, 2004, that it had reached a decision not to pursue criminal charges.  The DOJ is also conducting a civil investigation relating to certain proposed change orders and modifications that were issued in conjunction with the work.  Following several meetings over the last twelve months in which information and positions have been exchanged, the parties are now discussing a settlement.  The Company believes the outcome of these negotiations will not materially exceed amounts provided, and therefore, should not materially affect the Company’s financial position, future results of operations or future cash flows.

The United States Attorney’s Office for the Northern District of California has initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California.  On April 8, 2005, subpoenas were issued to the joint venture requesting documentation in relation to welds alleged by certain former and current employees as being substandard.  The joint venture is cooperating fully with the investigation.  Based on weld testing conducted by the Government, there is no indication of defective welds.  The California Attorney General and the California Contractors State License Board have also announced related investigations, although those investigations are currently in abeyance pending the outcome of the federal investigation.  The Company is currently unable to determine the impact of the investigations upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

On November 15, 2004, Twin Oaks Power, L.P. (“Twin Oaks”) filed a Complaint in the United States District Court, Western District of Texas, Waco Division (the “Court”), against Walnut Creek Mining Company, a subsidiary of PKS (“Walnut Creek”), alleging various breaches by Walnut Creek under the terms of the November 18, 1987 Fuel Supply Agreement (“Fuel Supply Agreement”) between the parties and seeking a ruling by the Court that such breaches constituted a material breach by Walnut Creek under the Fuel Supply Agreement.  Twin Oaks filed an Amended Complaint with the Court on June 27, 2005 setting forth additional alleged breaches by Walnut Creek under the Fuel Supply Agreement and seeking, in addition to a declaration that such breaches constitute a material breach permitting Twin Oaks to terminate the Fuel Supply Agreement, an unspecified amount of damages arising from such alleged breaches.  The Company intends to vigorously defend against all claims asserted in the Complaint.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(c) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Purchased	Average Price Paid per Share of Redeemable Common Stock

April 1, 2005 through April 30, 2005	30,950	$38.05
May 1, 2005 through May 31, 2005	61,150	$37.55
June 1, 2005 through June 30, 2005	10,612,343	$37.55

Total	10,704,443	$37.55

Ownership of redeemable common stock is generally restricted to active employees and directors and is conditioned upon the execution of repurchase agreements which restrict the transfer of the redeemable common stock.  Upon retirement, termination of employment, death, or request of the stockholder, PKS is generally required to repurchase the redeemable common stock at the applicable formula price.  All purchases of redeemable common stock during April and May 2005 were effected under this obligation.  All purchases of redeemable common stock during June, 2005, were effected under the tender offer as described in Note 2.

Item 4. Submission of Matters to a Vote of Security Holders.

PKS’s annual meeting of stockholders was held on June 6, 2005.  The holders of 27,595,140 of the 28,322,175 outstanding shares of Common Stock were present in person or by proxy at the annual meeting.  At such meeting, the following matters were submitted to a vote and approved by the stockholders:

1.

Selection of Directors.  A slate of nominees for director was proposed by the incumbent directors.  No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

Director Nominee Votes For Withheld

Mogens C. Bay 27,593,840 1,300
Scott Cassels 27,593,840 1,300
Richard W. Colf 27,593,840 1,300
Richard Geary 27,593,840 1,300
Bruce E. Grewcock 27,593,840 1,300
William L. Grewcock 27,593,840 1,300
Steven Hansen 27,593,840 1,300
Allan K. Kirkwood 27,593,840 1,300
Michael R. McCarthy 27,593,840 1,300
Douglas E. Patterson 27,593,840 1,300
R. Michael Phelps 27,593,840 1,300
Walter Scott, Jr. 27,593,840 1,300
Kenneth E. Stinson 27,593,840 1,300

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

Date: August 3, 2005	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Senior Vice President and Chief Financial Officer