Form 10-Q
period 2005-09-30
PETER KIEWIT SONS INC /DE/
filed 2005-11-03
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of each of the registrant’s classes of redeemable common stock as of November 3, 2005:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 19,733,875

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 25, 2004, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
November 3, 2005

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions, except per share data)

Revenue	$1,118	$895	$2,924	$2,410
Cost of revenue	964	756	2,497	2,106

Margin	154	139	427	304

General and administrative expenses	(69)	(56)	(207)	(173)
Gain on sale of operating assets	1	2	7	10

Operating income	86	85	227	141

Other income (expense):
Investment income	9	3	22	10
Interest expense	(1)	(1)	(4)	(4)
Other, net	(2)	-	(2)	1
	6	2	16	7

Income before minority interest and income taxes	92	87	243	148

Minority interest in income of consolidated subsidiaries	(12)	-	(75)	-

Income before income taxes	80	87	168	148

Income tax expense	(26)	(30)	(60)	(53)

Net income	$54	$57	$108	$95

Earnings per share:

Basic	$2.93	$1.88	$4.28	$3.16

Diluted	$2.83	$1.81	$4.14	$3.05

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30,
	2005	December 25,
	(unaudited)	2004
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$576	$677
Marketable securities	54	111
Receivables, less allowance of $21 and $19	605	436
Unbilled contract revenue	179	113
Contract costs in excess of related revenue	16	18
Investment in nonconsolidated joint ventures	18	247
Deferred income taxes	56	74
Other	62	50
Total current assets	1,566	1,726

Property, plant and equipment, less accumulated
depreciation and amortization of $704 and $570	525	406
Other assets	108	85
	$2,199	$2,217

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $81 and $59	$255	$217
Current portion of long-term debt	9	1
Accrued costs on construction contracts	212	120
Billings in excess of related costs and earnings	378	215
Distributions and costs in excess of investment in nonconsolidated joint ventures	5	51
Accrued insurance costs	82	72
Accrued payroll	47	48
Other	44	55
Total current liabilities	1,032	779

Long-term debt, less current portion	37	36
Deferred income taxes	36	36
Accrued reclamation	27	26

Minority interest	103	7

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized, no shares outstanding	-	-
Redeemable common stock ($741 million and $1,215 million aggregate redemption value):
Common stock, $.01 par value, 125 million shares authorized
19,738,947 and 31,561,896 outstanding	-	-
Additional paid-in capital	239	294
Accumulated other comprehensive income	15	9
Retained earnings	710	1,030
Total redeemable common stock	964	1,333
	$2,199	$2,217
See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$190	$196

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	78	-
Proceeds from maturities of available-for-sale securities	6	2
Purchases of available-for-sale securities	(27)	(5)
Additions to notes receivable	(1)	(1)
Payments received on notes receivable	10	2
Proceeds from sales of property, plant and equipment	16	26
Acquisitions	(30)	(74)
Capital expenditures	(112)	(68)
Net cash used in investing activities	(60)	(118)

Cash flows from financing activities:
Long-term debt borrowings	-	6
Payments on long-term debt	(1)	(9)
Issuances of common stock	40	54
Repurchases of common stock	(533)	(19)
Dividends paid	(27)	(25)
Minority interest contributions	14	4
Minority interest withdrawals	(55)	-
Net cash (used in) provided by financing activities	(562)	11

Effect of exchange rates on cash	6	1

Net (decrease) increase in cash and cash equivalents	(426)	90

Cash and cash equivalents from consolidation of construction joint ventures	325	-

Cash and cash equivalents at beginning of period	677	481

Cash and cash equivalents at end of period	$576	$571

Non-cash investing activities:
Notes payable issued for acquisition	$5	$-

Non-cash financing activities:
Acquisition of coal lease	$39	$-
Conversion of convertible debentures	$36	$-

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

For the three and nine months ended September 30, 2005, the Company assessed joint ventures formed prior to December 31, 2003 and after December 25, 2004 for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria are presented according to EITF No. 00-1 as previously described.

Periods prior to the three and nine months ended September 30, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting prescribed by EITF No. 00-1 as described above.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

1. Basis of Presentation, Continued:

Application of FIN 46-R to construction joint ventures affected the financial statements for the nine months ended September 30, 2005 as follows:

	Financial Statement As Reported (Joint Ventures Consolidated)	Financial Statements Under Previous Accounting (Joint Ventures Equity Method)

Balance Sheet:
Current assets	$1,566	$1,240
Total assets	2,199	1,810
Current liabilities	1,032	746
Noncurrent liabilities	100	100
Minority interest	103	-
Total liabilities	1,235	846
Retained earnings	710	710
Total redeemable common stock	964	964

Statement of earnings:
Revenue	2,924	2,607
Margin	427	366
Operating income	227	153
Other income	16	15
Income before minority interest and income taxes	243	168
Minority interest	75	-
Income before taxes	168	168
Net income	108	108

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

SFAS 123-R also modifies SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  Currently, SFAS 150 excludes from its scope instruments that are accounted for under the guidance for stock-based compensation arrangements.  The Company accounts for its redeemable common stock according to the provisions of EITF Issue No. 87-23, “Book Value Stock Purchase Plans,” which is considered stock-based compensation guidance, and therefore the Company’s redeemable common stock is not within the scope of SFAS 150.  SFAS 123-R, however, indicates that an entity shall apply the classification criteria in SFAS 150 in determining whether to classify as a liability a freestanding financial instrument given to an employee in a share-based payment transaction.  SFAS 123-R has therefore eliminated the exclusion of the Company’s redeemable common stock from the scope of SFAS 150.

SFAS 150 requires that mandatorily redeemable stock must be recorded at redemption value and presented as a liability on the balance sheet.  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as interest expense in the statement of earnings.  The Company currently believes that the provisions of SFAS 150 that are applicable to the redeemable common stock will not be deferred and that the redeemable common stock will be reported according to the provisions of SFAS 150 when SFAS 123-R becomes effective January 1, 2006.  Beginning in the first quarter of 2006, the redemption value of the Company’s redeemable common stock, currently $741 million, will be presented as a liability.  Additionally, any change in redemption value will be presented as an interest charge to the statement of earnings.  Since redemption value of the Company’s redeemable common stock is based upon book value, the Company anticipates that interest charge will effectively equal net earnings.  The Company is currently considering appropriate amendments to the Restated Certificate of Incorporation (the “Certificate”) to ensure that Formula Value of the redeemable common stock can be determined on a consistent basis upon the adoption of SFAS 150.

In March 2005, EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”) was released.  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  Currently, the Company defers stripping costs and charges them to operations as coal is extracted and sold.  As of September 30, 2005 the Company has $12 million of deferred stripping costs included in other current assets.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the coal is extracted.  EITF No. 04-6 is effective for the Company beginning January 1, 2006, and any adjustment to amounts previously deferred is to be reflected as a cumulative effect of a change in accounting principle.  The Company is continuing to evaluate the impact of the adoption of EITF No. 04-6 to quantify the portion of deferred stripping costs that will be removed from the balance sheet through a cumulative effect adjustment in the first quarter of 2006.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

4. Acquisitions:

On July 29, 2005, the Company acquired the assets and certain liabilities of a company that installs and maintains fire sprinkler systems and a company that installs and maintains security systems for $35 million.  The operating results related to these acquisitions have been included in the consolidated financial statements since that date.  The pro forma results relating to these acquisitions were not material to the Company’s operations.  The acquisition occurred as part of the Company’s plan to expand its business.  The Company is in the process of obtaining third-party valuations of the assets and liabilities acquired; thus, the allocation of the purchase price is subject to refinement.

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

	Three Months Ended	Nine Months Ended
	September 30,2004	September 30,2004
	(dollars in millions, except per share data)

Revenue	$910	$2,472

Net Income	$59	$101

Earnings per share:
Basic	$1.95	$3.35

Diluted	$1.88	$3.24

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements - (Continued)

5. Earnings Per Share:

Basic earnings per share has been computed using the weighted average number of shares outstanding during each period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive redeemable common stock equivalents.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions, except per share data)

Net income available to redeemable common stockholders	$54	$57	$108	$95

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*	*	1

Net income for diluted shares	$54	$57	$108	$96

Total number of weighted average shares outstanding used
to compute basic earnings per share (in thousands)	18,395	30,341	25,148	30,048

Incremental dilutive shares assuming
conversion of convertible debentures	687	1,290	919	1,294

Total number of shares used to compute
diluted earnings per share	19,082	31,631	26,067	31,342

Earnings per share:

Basic	$2.93	$1.88	$4.28	$3.16

Diluted	$2.83	$1.81	$4.14	$3.05

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

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward was used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward matured in June 2005 and settled based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  During the nine months ended September 30, 2005, the Company recognized gains on the forward of less than $0.5 million in Other, net in the Consolidated Condensed Statement of Earnings.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

6. Disclosures about Fair Value of Financial Instruments, Continued

Foreign Currency Forward Contract, Continued

The Company has entered into several foreign currency forward contracts with a total notional amount of $U.S. 88 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Condensed Statements of Earnings.

The forward contracts mature monthly in varying amounts between 2005 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At September 30, 2005, the outstanding notional amount was $U.S. 73 million and the fair value of these forward contracts was a current liability of $3 million and a long-term liability of less than $0.5 million.  During the three and nine months ended September 30, 2005, the Company recognized a loss of $2.4 million and $3.5 million, respectively, on the forwards, of which less than $0.5 million has been realized.

7. Long-Term Debt:

On July 20, 2005, the Company notified holders of all series of its convertible debentures that it intended to redeem all series effective August 31, 2005.  Prior to such redemption, debenture holders were provided the option to convert all such debentures into the Company’s redeemable common stock during a thirty day period from July 20, 2005 to August 19, 2005.  Outstanding debentures, with a carrying value of $36 million were converted, and the Company issued 1,218,607 shares of redeemable common stock in August 2005.  Fully vesting the debentures for this conversion resulted in compensation expense of approximately $4 million in the third quarter of 2005.

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

8. Comprehensive Income:

Comprehensive income includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments which are charged or credited to the cumulative translation account within redeemable common stock.  Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)

Net income	$54	$57	$108	$95
Other comprehensive income, before tax:
Unrealized gains (losses) arising during period	-	1	-	-
Foreign currency translation adjustments	9	6	9	4
Income tax expense related to items of other
comprehensive income	(3)	(3)	(3)	(2)
Comprehensive income	$60	$61	$114	$97

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

9. Segment Data:

The Company has two reportable segments, Construction and Coal Mining.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are performed in the following construction markets:  transportation (including highways, bridges, airports, mass transit and rail); power, heat, cooling; commercial buildings; sewage and solid waste; water supply/dams; petroleum; and mining.  The Company’s Coal Mining segment owns and manages coal mines in the United States that sell primarily to electric utilities.

Intersegment sales are recorded at cost.  There were no intersegment sales for the three and nine months ended September 30, 2005 and September 30, 2004.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,072	$46	$867	$28

Depreciation and amortization	$14	$5	$18	$4

Operating income	$78	$8	$78	$7

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$2,794	$130	$2,355	$55

Depreciation and amortization	$59	$16	$50	$9

Operating income	$196	$31	$127	$14

	September 30, 2005		December 25, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Total assets	$1,984	$271	$1,668	$224

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

9. Segment Data, Continued:

In addition to total segment assets of $2,255 million and $1,892 million at September 30, 2005 and December 25, 2004, respectively, $168 million and $697 million of assets, respectively, were corporate assets, consisting primarily of cash and cash equivalents, and property and equipment, less accumulated depreciation.  Additionally, $224 million and $372 million, respectively, were eliminated due to the consolidation of intersegment balances.

Segment asset information related to both equity method investments and expenditures for additions to long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.

During the three and nine months ended September 30, 2005, Construction revenue recognized from a single owner represented 8% and 10%, respectively, of the Company’s total revenue.

10. Other Matters:

On November 19, 2002, a suit (the “Complaint”) was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegele (the “Plaintiff”), derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against certain members of Level 3’s board of directors and PKS (the “Defendants”).  The Complaint alleged that the directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the directors in their alleged breach of fiduciary duty.  The Complaint also alleged that PKS exercised improper control over certain of the directors.  On August 23, 2005, the Court entered an order dismissing the Complaint and the Plaintiff’s individual claims against the Defendants, with prejudice.  The remainder of the Plaintiff’s claims against the Defendants were dismissed without prejudice.

BBC-MEC, a Joint Venture, and its two joint venture partners, including Mass. Electric Construction Co. (“MEC”), a subsidiary of PKS, were the subject of a civil investigation by the United States Attorney for the District of Connecticut (“DOJ”) relating to certain project change orders and modifications in connection with a certain portion of the work performed by the joint venture to electrify a high speed rail line from New Haven, Connecticut to Boston, Massachusetts.  The joint venture recently reached a settlement with the DOJ, dated September 30, 2005, resolving the matter.  MEC paid approximately $7 million to reach the settlement.  As part of the settlement agreement, the parties specifically denied any wrongdoing.  The terms of the settlement have been reflected in the Company’s consolidated condensed financial statements as of and for the three and nine months ended September 30, 2005.

The United States Attorney’s Office for the Northern District of California had initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California.  On April 8, 2005, subpoenas were issued to the joint venture requesting documentation in relation to welds alleged by certain former and current employees as being substandard.  Weld testing conducted by independent experts retained by the Government determined that the welds met or exceeded all project specifications.  There have been recent public announcements by the Government that the FBI has now closed its investigation.  The California Attorney General and the California Contractors State License Board have also announced related investigations, although those investigations are currently in abeyance.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements – (Continued)

10. Other Matters, Continued::

On November 15, 2004, Twin Oaks Power, L.P. (“Twin Oaks”) filed a Complaint in the United States District Court, Western District of Texas, Waco Division (the “Court”), against Walnut Creek Mining Company, a subsidiary of PKS (“Walnut Creek”), alleging various breaches by Walnut Creek under the terms of the November 18, 1987 Fuel Supply Agreement (“Fuel Supply Agreement”) between the parties  and seeking a ruling by the Court that such breaches constituted a material breach by Walnut Creek under the Fuel Supply Agreement.  Twin Oaks filed an Amended Complaint with the Court on June 27, 2005 setting forth additional alleged breaches by Walnut Creek under the Fuel Supply Agreement and seeking, in addition to a declaration that such breaches constitute a material breach permitting Twin Oaks to terminate the Fuel Supply Agreement, an unspecified amount of damages arising from such alleged breaches.  The parties have filed various motions to dismiss or dispose of all or a portion of the action, including Walnut Creek’s motion to abate the litigation in favor of price redetermination arbitration specified in the Fuel Supply Agreement.  The Court denied such motion and in the same order rescheduled the trial date to January 17, 2006.  The Company intends to continue to vigorously defend against all claims asserted in the Complaint.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the nine months ended September 30, 2005 and 2004, the Company recognized additional operating income of $96 million and $22 million, respectively, of claim settlements on construction projects.

The statements of earnings for the nine months ended September 30, 2005 include $5 million of compensation expense related to vesting of convertible debentures through December 25, 2004.  The Company believes this expense is not material to the expected results of operations of 2005 or any of the previous years reported.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At September 30, 2005, the Company had outstanding letters of credit of approximately $214 million.  None of the available letters of credit have been drawn upon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company primarily operates in the construction industry and currently has two reportable operating segments, Construction and Coal Mining.  The Construction segment performs services for a broad range of public and private customers primarily in the United States and Canada.  Construction services are performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); commercial buildings; power, heat, cooling; water supply/dams; petroleum; and sewage and solid waste.  The Company’s Coal Mining segment owns and manages mines in the United States that sell primarily to electric utilities.

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

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of the construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since the Company ascertains that funds have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the government. In the event of termination, however, the contractor generally is entitled to receive the contract price on completed work and payment of termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects.  The Company’s construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  For the trailing twelve months ended September 30, 2005 and 2004, public contracts accounted for approximately 60% and 72%, respectively, of the combined prices of contracts awarded to the Company.  For the nine months ended September 30, 2005 and 2004, public contracts accounted for approximately 63% and 72%, respectively, of revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers may be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venture-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the nine months ended September 30, 2005 and 2004, the Company derived approximately 87% and 85%, respectively, of its joint venture revenue from sponsored joint ventures and approximately 13% and 15% respectively, from non-sponsored joint ventures.  Joint venture revenue accounted for approximately 31% and 26%, of its revenue for the nine months ended September 30, 2005 and 2004, respectively.

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

Beginning with the quarter ended March 31, 2005, the Company additionally assessed joint ventures formed prior to December 31, 2003 and after December 25, 2004 for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria were presented according to EITF Issue No. 00-1 as previously described.

Periods prior to the nine months ended September 30, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting as described above.  See “Recent Pronouncements” in the Notes to Consolidated Condensed Financial Statements for further discussion.

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

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula price of redeemable common stock is based upon the Company’s book value, formula price is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations - Third Quarter 2005 vs. Third Quarter 2004

Revenue.

Revenue from each of the Company’s segments was:

			Three Months Ended
			September 30,
			2005	2004
			(dollars in millions)

Construction			$1,072	$867
Coal Mining			46	28

			$1,118	$895

Total Construction revenue increased $205 million (24%) from the same period in 2004.  The increase is primarily attributable to a $92 million increase in revenue as a result of consolidating joint ventures under the provisions of FIN 46-R.  Numerous construction projects spanning various markets including petroleum ($28 million), commercial buildings ($25 million), power/heat/cooling ($25 million), water supply/dams ($26 million) and various other markets ($23 million) also contributed to the increased revenue from 2004 to 2005.  Partially offsetting these increases was a reduction in claim revenue of $14 million from $14 million in 2004 to $- in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.  As discussed in the following paragraph, backlog has increased significantly.  Since many of these construction projects have not yet commenced or are in their early stages, corresponding revenue has not yet increased proportionately.

Construction contract backlog was $5.3 billion and $3.5 billion at September 30, 2005 and December 25, 2004, respectively.  Of the $1.8 billion added, $0.5 billion is due to the effect of consolidating joint ventures under the provisions of FIN 46-R.  Additionally, the Company was low bidder on $0.9 billion and $0.2 billion of construction jobs that had not been awarded at September 30, 2005 and December 25, 2004, respectively.  Foreign operations, located primarily in Canada, represent 18% of construction backlog at September 30, 2005.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 44% and 38% of total backlog at September 30, 2005 and 2004, respectively.

Coal Mining revenues increased $18 million or 64% from the same period in 2004.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 4 of the “Notes to Consolidated Condensed Financial Statements.”)

Coal Mining sales backlog at September 30, 2005 and December 25, 2004 was approximately 103 million and 85 million, respectively, tons of coal.  The remaining terms on these contracts range from less than 1 year to 12 years.

Operating Income:

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Three Months Ended
	September 30, 2005		September 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$142	$12	$130	$9
General and administrative expenses	(65)	(4)	(54)	(2)
Gain on sale of operating assets	1	-	2	-

Operating income	$78	$8	$78	$7

Margin.

Total Construction margin increased $12 million (9%) from the same period in 2004.  This increase can be attributed to margin increases on numerous construction projects spanning various markets including petroleum ($12 million), commercial buildings ($5 million), water supply/dams ($3 million) and various other markets ($4 million).  Also increasing margin was a reduction in the amount of job losses of $2 million from $36 million in 2004 to $34 million in 2005.  Partially offsetting these increases was a reduction in claim margin of $14 million from $14 million in 2004 to $- in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Margin as a percentage of revenue for the three months ended September 30, 2005 decreased to 13% from 15% for the same period in 2004.  The decrease was primarily related to the reduction in claims during 2005.

Total Coal Mining margin increased $3 million or 33% from the same period in 2004. The increase was primarily attributed to the acquisition of the Buckskin Mine on August 20, 2004.

General and Administrative Expenses.

General and administrative expenses related to Construction operations for the three months ended September 30, 2005 increased $11 million from the same period in 2004, primarily due to increased compensation of $5 million in the areas of salaries, bonuses and profit sharing, a $4 million increase in compensation expense related to the vesting of convertible debentures and an increase in professional services expenses of $4 million primarily related to bidding and estimating costs and tax services.  As a percentage of revenue, general and administrative expenses remained consistent at 6% for the three months ended September 30, 2005 and 2004, respectively.  However, had joint ventures not been consolidated, the general and administrative expenses as a percentage of revenue would have been 7% for the three months ended September 30, 2005 primarily as a result of the increases in compensation expense.

General and administrative expenses related to mining operations were generally consistent from period to period.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $1 million and $2 million for the three months ended September 30, 2005 and 2004, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $6 million for the three months ended September 30, 2005 from the same period in 2004.  The increase was due mainly to higher interest rates from the same time period in 2004, $1 million due to the effect of consolidating joint ventures under the provisions of FIN 46-R and the recognition of $3 million of look back interest income (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

Interest Expense.

Interest expense was $1 million for each of the three month periods ended September 30, 2005 and 2004.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three months ended September 30, 2005 and 2004 were 33% and 34% respectively.  The 2005 effective tax rate is less than the federal statutory rate due to percentage depletion on the Company’s Coal Mining investments, the new deduction for domestic production activities and federal and state research and development tax credits claimed for prior years, partially offset by  state income taxes and nondeductible debenture compensation expense.  In 2004, the rate differs from the federal statutory rate due primarily due to prior year tax adjustments, partially offset by state and foreign income taxes.

Minority Interest.

Minority interest primarily consists of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FIN 46-R which required certain construction joint ventures to be consolidated.   Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statement of earnings.

Results of Operations – Nine Months 2005 vs. Nine Months 2004

Revenue.

Revenue from each of the Company’s segments was:

			Nine Months Ended
			September 30,
			2005	2004
			(dollars in millions)

Construction			$2,794	$2,355
Coal Mining			130	55

			$2,924	$2,410

Total Construction revenue increased $439 million (19%) from the same period in 2004.  Claim revenue increased $74 million over the prior period, primarily attributable to a single claim settlement on a large oil and gas joint venture project located in Newfoundland, Canada (the “Oil and Gas Project”).  Exclusive of the Oil and Gas Project claim settlement, the consolidation of joint ventures under the provisions of FIN 46-R increased revenue $274 million over the prior period.  Other increases in revenue from 2004 to 2005 include numerous construction projects spanning various markets including petroleum – excluding the Oil and Gas Project ($96 million), water supply/dams ($44 million) and various other markets ($36 million).  Partially offsetting these increases were declines in a number of construction projects in the transportation market ($61 million) and a reduction relating to a change order recognized during 2004 on a significant bridge project in California ($24 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.  As previously discussed, backlog has increased significantly.  Since many of these construction projects have not yet commenced or are in their early stages, corresponding revenue has not yet increased proportionately.

Coal Mining revenues increased $75 million or 136% from the same period in 2004.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  (See Note 4 of the “Notes to Consolidated Condensed Financial Statements.”)

Operating Income:

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Nine Months Ended
	September 30, 2005		September 30, 2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$388	$39	$285	$19
General and administrative expenses	(199)	(8)	(168)	(5)
Gain on sale of operating assets	7	-	10	-

Operating income	$196	$31	$127	$14

Margin.

Total Construction margin increased $103 million (36%) from the same period in 2004.  The margin on claims increased $74 million over the prior period, primarily attributable to a single claim settlement on the Oil and Gas Project.  Exclusive of the Oil and Gas Project claim settlement, the consolidation of joint ventures under the provisions of FIN 46-R increased margin $18 million over the prior period.  Other increases in margin include numerous construction projects spanning various markets including petroleum – excluding the Oil and Gas Project ($10 million), water supply/dams ($2 million) and increases in various other markets ($7 million).  Also increasing margin was a reduction in the amount of recognized job losses of $56 million from $116 million in 2004 to $60 million in 2005.  Partially offsetting these increases were declines in a number of construction projects in the transportation market ($40 million) and a reduction relating to a change order recognized during 2004 on a significant bridge project in California ($24 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Margin as a percentage of revenue for the nine months ended September 30, 2005 increased to 14% from 12% for the same period in 2004.  The increase was primarily related to the increase in claims during 2005.

Total Coal Mining margin increased $20 million or 105% from the same period in 2004.  The increase was attributed to the acquisition of the Buckskin Mine on August 20, 2004.  Margins increased primarily due to increased volumes as margins yielded at the Buckskin Mine are generally lower than those recognized at the Company’s other mine.

General and Administrative Expenses.

General and administrative expenses related to Construction operations for the nine months ended September 30, 2005 increased $31 million from the same period in 2004, primarily due to increased compensation of $12 million in the areas of salaries, bonuses and profit sharing, a $10 million increase in compensation expense related to the vesting of convertible debentures and an increase in professional services expenses of $6 million primarily related to bidding and estimating costs and tax services.  As a percentage of revenue, general and administrative expenses remained consistent at 7% for the nine months ended September 30, 2005 and 2004, respectively.  However, had joint ventures not been consolidated, the general and administrative expenses as a percentage of revenue would have been 8% for the nine months ended September 30, 2005 primarily as a result of the increases in compensation expense.

General and administrative expenses related to mining operations increased $3 million in the nine months ended September 30, 2005 as compared to the same period in 2004.  However, they decreased from 9% to 6% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $7 million and $10 million for the nine months ended September 30, 2005 and 2004, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $12 million for the nine months ended September 30, 2005 from the same period in 2004.  The increase was due to an increase in the average amount invested, higher interest rates from the same time period in 2004 and $2 million due to the effect of consolidating joint ventures under the provisions of FIN 46-R.  In September 30, 2005, the Company also recognized $3 million of look back interest income (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

Interest Expense.

The Company recognized $4 million of interest expense for each of the nine month periods ended September 30, 2005 and 2004.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to earnings for the nine months ended September 30, 2005 and 2004 were 36%.  The 2005 effective tax rate differs from the federal statutory rate due to state income taxes and nondeductible debenture compensation expense, partially offset by percentage depletion on the Company’s Coal Mining investments, the new deduction for domestic production activities and federal and state research and development tax credits claimed for prior years.  In 2004, the rate differs from the federal statutory rate due primarily to state and foreign income taxes, partially offset by prior year tax adjustments.

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

Financial Condition – September 30, 2005 vs. December 25, 2004

Cash and cash equivalents decreased $101 million to $576 million at September 30, 2005 from $677 million at December 25, 2004.  The major items contributing to the decrease were $533 million in repurchases of redeemable common stock and $112 of capital expenditures, partially offset by cash added from the consolidation of construction joint ventures of $325 million and cash provided by operations of $190 million.

Net cash provided by operating activities for the nine months ended September 30, 2005 decreased by $6 million to $190 million as compared to $196 million in the same period in 2004.  This decrease was primarily due to increased outflows for current liabilities and increased  unbilled contract revenue.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2005 decreased by $58 million to $60 million as compared to cash used of $118 million in the same period in 2004.  The decreased outflow was primarily due to the net activity of available-for-sale securities transactions in the Company’s investment portfolio of $57 million and subsequent purchases of investments in cash equivalents and a decrease in acquisitions of $44 million to $30 million as compared to $74 million in the same period in 2004.  Additionally, payments received on notes receivable increased by $8 million to $10 million as compared to $2 million in the same period in 2004, offset in part by an increase in capital expenditures of $44 million to $112 million as compared to $68 million in the same period in 2004 and a decrease in proceeds from sales of property, plant and equipment of $10 million to $16 million as compared to $26  million in the same period in 2004.

Capital spending varies due to the nature and timing of jobs awarded. Acquisitions depend largely on market conditions. Management does not expect any material changes to capital spending.

Net cash used in financing activities for the nine months ended September 30, 2005 increased by $573 million to $562 million as compared to $11 million cash provided in the same time period in 2004.  This increase was primarily due to an increase in repurchases of redeemable common stock of $514 million, including $398 million of repurchases made as part of the tender offer described in Note 2, and $52 million of repurchases made as a result of changes in the roles of certain members of executive management.  In addition, capital distributions, net of contributions, to the minority partners of joint ventures consolidated under FIN 46-R were $41 million for the nine months ended September 30, 2005, as compared to a $4 million contribution for the nine months ended September 30, 2004..

Liquidity.

During each of the nine month periods ended September 30, 2005 and 2004, the Company expended $142 million on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  As of September 30, 2005, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $9 million, including the next installment due on the debt discussed in the next paragraph.  PKS paid dividends during the nine months ended September 30, 2005 and 2004 of $27 million and $25 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  PKS also has the obligation to repurchase its redeemable common stock at any time during the year from shareholders.

On January 1, 2005 the Bureau of Land Management issued to the Company a federal coal lease near Gillette, Wyoming that contains approximately 142 million tons of coal.  The total cost to the Company to obtain this lease was $43 million, of which $9 million was submitted with the bid in 2004.  The remainder is due in four equal annual installments beginning January 1, 2006.

The Company anticipates repurchasing approximately 1.7 million shares of redeemable common stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the September 30, 2005 formula price is approximately $65 million.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At September 30, 2005, the Company had outstanding letters of credit of approximately $214 million.  None of the available letters of credit have been drawn upon.

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

SFAS 150 requires that mandatorily redeemable stock must be recorded at redemption value and presented as a liability on the balance sheet.  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as interest expense in the statement of earnings.  The Company currently believes that the provisions of SFAS 150 that are applicable to the  redeemable common stock will not be deferred, and that the redeemable common stock will be reported according to the provisions of SFAS 150 when SFAS 123-R becomes effective January 1, 2006.  Beginning in the first quarter of 2006, the redemption value of the Company’s redeemable common stock, currently $741 million, will be presented as a liability.  Additionally, any change in redemption value will be presented as an interest charge to the statement of earnings.  Since redemption value of the Company’s redeemable common stock is based upon book value, the Company anticipates that interest charge will effectively equal net earnings.  The Company is currently considering appropriate amendments to the Restated Certificate of Incorporation (the “Certificate”) to ensure that Formula Value of the redeemable common stock can be determined on a consistent basis upon the adoption of SFAS 150.

In March 2005, EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”) was released.  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  Currently, the Company defers stripping costs and charges them to operations as coal is extracted and sold.  As of September 30, 2005 the Company has $12 million of deferred stripping costs included in other current assets.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the coal is extracted.  EITF No. 04-6 is effective for the Company beginning January 1, 2006, and any adjustment to amounts previously deferred is to be reflected as a cumulative effect of a change in accounting principle.  The Company is continuing to evaluate the impact of the adoption of EITF No. 04-6 to quantify the portion of deferred stripping costs that will be removed from the balance sheet through a cumulative effect adjustment in the first quarter of 2006.

Off-Balance Sheet Arrangements.

During the nine months ended September 30, 2005 and 2004, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward was used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward matured in June 2005 and settled based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  During the nine months ended September 30, 2005, the Company recognized gains on the forward of less than $0.5 million in Other, net in the Consolidated Condensed Statement of Earnings.

The Company has entered into several foreign currency forward contracts with a total notional amount of $U.S. 88 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of construction contracts by Canadian subsidiaries  The forward contracts are recorded in liabilities in the Consolidated Condensed Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Condensed Statements of Earnings.

The forward contracts mature monthly in varying amounts between 2005 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At September 30, 2005, the outstanding notional amount was $U.S. 73 million and the fair value of these forward contracts was a current liability of $3 million and a long term liability of less than $0.5 million.  During the three and nine months ended September 30, 2005, the Company recognized a loss of $2.4 million and $3.5 million, respectively, on the forward contracts.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $7 million in the event of an increase in the exchange rate, or a loss of approximately $7 million in the event of a decrease.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On November 19, 2002, a suit (the “Complaint”) was filed in the District Court, City and County of Broomfield, Colorado (the “Court”) for an unspecified amount of damages by Gary Haegele (the “Plaintiff”), derivatively on behalf of Level 3 Communications, Inc. (“Level 3”), against certain members of Level 3’s board of directors and PKS (the “Defendants”).  The Complaint alleged that the directors breached their fiduciary duty with respect to various transactions between Level 3 and PKS, and that PKS aided and abetted the directors in their alleged breach of fiduciary duty.  The Complaint also alleged that PKS exercised improper control over certain of the directors.    On August 23, 2005, the Court entered an order dismissing the Complaint and the Plaintiff’s individual claims against the Defendants, with prejudice.  The remainder of the Plaintiff’s claims against the Defendants were dismissed without prejudice.

BBC-MEC, a Joint Venture, and its two joint venture partners, including Mass. Electric Construction Co. (“MEC”), a subsidiary of PKS were the subject of a civil investigation by the United States Attorney for the District of Connecticut (“DOJ”) relating to certain project change orders and modifications in connection with a certain portion of the work performed by the joint venture to electrify a high speed rail line from New Haven, Connecticut, to Boston, Massachusetts.  The joint venture recently reached a settlement with the DOJ, dated September 30, 2005, resolving  the matter.  MEC paid approximately $7 million to reach the settlement.  As part of the settlement agreement, the parties specifically denied any wrongdoing.  The terms of the settlement have been reflected in the Company’s consolidated condensed financial statements as of and for the three and nine months ended September 30, 2005.

The United States Attorney’s Office for the Northern District of California had initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California.  On April 8, 2005, subpoenas were issued to the joint venture requesting documentation in relation to welds alleged by certain former and current employees as being substandard.  Weld testing conducted by independent experts retained by the Government determined that the welds met or exceeded all project specifications.  There have been recent public announcements by the Government that the FBI has now closed its investigation.  The California Attorney General and the California Contractors State License Board have also announced related investigations, although those investigations are currently in abeyance.

On November 15, 2004, Twin Oaks Power, L.P. (“Twin Oaks”) filed a Complaint in the United States District Court, Western District of Texas, Waco Division (the “Court”), against Walnut Creek Mining Company, a subsidiary of PKS (“Walnut Creek”), alleging various breaches by Walnut Creek under the terms of the November 18, 1987 Fuel Supply Agreement (“Fuel Supply Agreement”) between the parties and seeking a ruling by the Court that such breaches constituted a material breach by Walnut Creek under the Fuel Supply Agreement.  Twin Oaks filed an Amended Complaint with the Court on June 27, 2005 setting forth additional alleged breaches by Walnut Creek under the Fuel Supply Agreement and seeking, in addition to a declaration that such breaches constitute a material breach permitting Twin Oaks to terminate the Fuel Supply Agreement, an unspecified amount of damages arising from such alleged breaches.  The parties have filed various motions to dismiss or dispose of all or a portion of the action, including Walnut Creek’s motion to abate the litigation in favor of price redetermination arbitration specified in the Fuel Supply Agreement.  The Court denied such motion and in the same order rescheduled the trial date to January 17, 2006.  The Company intends to continue to vigorously defend against all claims asserted in the Complaint.  The Company is currently unable to determine the impact of the investigation upon the future financial position, results of operations or cash flows of either the Company or the joint venture.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(c) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Purchased	Average Price Paid per Share of Redeemable Common Stock

July 1, 2005 through July 31, 2005	156,045	37.55
August 1, 2005 through August 31, 2005	19,863	37.55
September 1, 2005 through September 30, 2005	21,586	37.55

Total	197,494	37.55

Ownership of redeemable common stock is generally restricted to active employees and directors and is conditioned upon the execution of repurchase agreements which restrict the transfer of the redeemable common stock.  Upon retirement, termination of employment, death, or request of the stockholder, PKS is generally required to repurchase the redeemable common stock at the applicable formula price.  All purchases of redeemable common stock were effected under this obligation.

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

Date: November 3, 2005	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Senior Vice President and Chief Financial Officer