Form 10-K
period 2005-12-31
PETER KIEWIT SONS INC /DE/
filed 2006-03-01
CIK 1044430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2005	000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware	91-1842817
(State of Incorporation)	(I.R.S. Employer Identification No.)
Kiewit Plaza, Omaha, Nebraska	68131
(Address of principal executive offices)	(Zip Code)

(402) 342-2052
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.  (Check one.):  Large accelerated filer [   ]          Accelerated filer [ X ]          Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The registrant’s stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

18,431,971 shares of the registrant’s $0.01 par value Common Stock were issued and outstanding on February 28, 2006.

Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

General.

The Company is one of the largest construction contractors in North America. The Company is also engaged in the coal mining business.  See Note 16 of the “Notes to Consolidated Financial Statements” for revenue, operating income and total assets by segment.  PKS was incorporated in Delaware in 1997, and is a successor to a Delaware corporation that was incorporated in 1941, which itself was the successor of a construction business enterprise founded in Omaha, Nebraska in 1884.

The Construction Business.

The Company, through its subsidiaries and joint ventures, performs construction services for a broad range of public and private customers primarily in the United States and Canada.  New contract awards during 2005 were distributed among the following construction markets (approximately, by percentage of the total construction contract value): transportation (including highways, bridges, airports, mass transit and rail) – 42%; power/heat/cooling – 17%; commercial building – 10%; electrical – 7%; sewage and solid waste – 7%; water supply/dams – 6%; petroleum – 4%; mining – 4%; and all other markets – 3%.  Construction revenue earned during 2005 was distributed among the following construction markets (approximately, by percentage of the total construction revenue earned): transportation (including highways, bridges, airports, mass transit and rail) – 50%; petroleum – 11%; commercial building –9%; electrical – 7%; water supply/dams – 7%; power/heat/cooling – 6%; mining – 3%; sewage and solid waste – 2%; and all other markets – 5%.

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

Contract Types.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity.  In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

Government Contracts.

Public contracts accounted for approximately 70% of the dollar value of construction contracts awarded to the Company and 63% of construction revenue earned by the Company during 2005.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.  During 2005, construction revenue recognized from a single public owner represented 11% of the Company’s total revenue.

Competition.

A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds and in certain instances, its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power.  In 2005, Engineering News Record, a construction trade publication, ranked the Company as the seventh largest United States contractor in terms of 2004 revenue.  Also in terms of 2004 revenue, it ranked the Company first in the construction markets of bridges and hydroplants, second in transportation, mass transit and rail, water supply, water treatment, dams and reservoirs, offshore and underwater facilities, and in the top ten of various other construction markets.

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

Backlog.

At the end of 2005 and 2004, the Company had construction backlog (anticipated revenue from uncompleted contracts) of approximately $5.8 billion and $3.5 billion, respectively.  Of current construction backlog, approximately $2.6 billion is not expected to be completed during 2006.  Additionally, the Company was low or selected bidder on $2.1 billion and $0.2 billion of jobs that had not yet been awarded at December 31, 2005 and December 25, 2004, respectively.  In 2005, the Company was the successful bidder on 241 jobs with total contract prices of approximately $4.5 billion and an average price of approximately $19 million per job whereas in 2004, the Company was the successful bidder on 232 jobs with total contract prices of approximately $2.6 billion and an average price of approximately $11.2 million per job.  There were 43 new projects with contract prices over $25 million, accounting for approximately 75% of the successful bid volume.  The Company’s 10 largest jobs in backlog make up 38% of total backlog at December 31, 2005.  A single owner makes up approximately 10% of total construction backlog at December 31, 2005.

Joint Ventures.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects.  In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers would be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During 2005, the Company derived approximately 86% of its construction joint venture revenue from sponsored joint ventures and approximately 14% from non-sponsored joint ventures.  Joint venture revenue accounted for approximately 31% of its 2005 total construction revenue.

Locations.

The Company has 21 principal construction operating offices located throughout North America, including its headquarters located in Omaha, Nebraska.  Through its decentralized system of management, the Company has been able to quickly respond to changes in the local markets.  During 2005, the Company had construction projects in 37 states and 7 Canadian provinces.  Financial information about geographic areas for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003 is included in Note 16 of the "Notes to Consolidated Financial Statements."

The Coal Mining Business.

The Company owns and operates the Calvert Mine located in Texas and the Buckskin Mine located in Wyoming.  Each is a surface mining operation that produces coal used in domestic coal-fired electric generation facilities.  The Company produced and sold 22 million tons of coal from these mines in 2005.  The Company also manages two active surface coal mines located in the western United States.

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

Customers.

Three significant customers account for 30%, 15% and 11% of the coal mining business segment revenue.

Long-term Coal Supply Contracts and Backlog.

The Company’s coal sales generally are made under multi-year supply contracts.  At the end of 2005, the Company had a sales backlog of approximately 121 million tons.  The remaining terms on these contracts range from less than 1 year to 20 years.

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

Environmental Protection.

Compliance with the United States, Canadian, state, provincial and local provisions regulating the discharge of materials into the environment, land restoration or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, results of operations, or competitive position of the Company’s operations.

Employees.

At the end of 2005, the Company employed approximately 14,500 people.  Included in this number are approximately 7,600 employees subject to various collective bargaining agreements with labor unions.  During 2005, the Company was a participant in approximately 290 collective bargaining agreements.  These agreements typically expire within 1 to 3 years.  The Company considers relations with its employees and labor unions to be good.

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

Item 1A. Risk Factors.

The risks associated with the businesses of the Company include all of the risks inherent in the construction and coal mining businesses, including:

The risks associated with increasing competition in the businesses.

Market competition can adversely affect the results of the Company’s operations.  A contractor's competitive position is based primarily on its prices for construction services, ability to obtain performance bonds and, in certain instances, its reputation for quality, timeliness, experience and financial strength.  The construction industry is highly competitive and lacks firms with dominant market power.  The Company may or may not secure work by being the lowest bidder on competitive construction projects.

The coal mining industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.

The costs and restraints imposed upon operations by regulatory requirements.

Changes in the United States, Canadian, state, provincial and local provisions regulating the discharge of materials into the environment, land restoration or otherwise relating to the protection of the environment, could have a material effect upon the Company’s operations.

The impact on the businesses of changes in national and regional economies.

The volume and profitability of the Company's construction depend to a significant extent upon the general state of the economies of the United States and Canada.  The construction business is dependent on the volume of work available to contractors.

The cyclical nature of the businesses.

Fluctuations in demand for the Company’s construction services can adversely affect the Company’s results of operations.  Fluctuating demand cycles are typical of the construction industry, and such cycles determine to a large extent the degree of competition for available projects.

The risk of bankruptcy of, or nonpayment by, owners.

Credit risk with private owners of construction contracts is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.

Public (government) construction contracts typically account for a significant portion of the combined prices of contracts awarded to the Company.  Most of these contracts are awarded by government and quasi-government units under fixed price contracts after a competitive bidding process.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity. In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.

The risks of cost overruns and job losses on particular projects.

Certain types of construction contracts pose greater risks than others.  The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Such contracts are either competitively bid and awarded or negotiated.  Public and many private construction contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified price.  Construction contracts frequently contain penalties or liquidated damages for late completion.

The risks associated with increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies and government actions.

The Company’s construction operations have been and could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies or governmental action. The volume of available government construction work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, could have a material adverse effect on the Company’s results of operations.

The risk that the Company’s joint venture partners may not be able to meet their obligation.

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

The demand for and pricing of coal from the Buckskin Mine is greatly influenced by consumption patterns of the domestic electric generation industry.

Demand for coal from the Buckskin Mine and the prices that the Company may obtain for such coal are closely linked to coal consumption patterns of the domestic electric generation industry.  These coal consumption patterns are influenced by factors beyond the Company’s control, including the demand for electricity, which is significantly dependent upon general economic conditions, summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear and alternative energy sources such as hydroelectric power.

Unanticipated mine operating conditions and other factors that are not within the Company’s control may impact coal production levels and costs.

The Company’s mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time.  The Company is exposed to commodity price risk related to its purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions, can impact the Company’s levels of production and production costs.

The Company faces numerous uncertainties in estimating its economically recoverable coal reserves.

The Company bases its reserve information on geological data assembled and analyzed by its staff, which includes various engineers and geologists, and periodically reviewed by outside firms.  The reserve estimates are annually updated to reflect production of coal from the reserves and new drilling or other data received.  There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond the Company’s control.  These estimates thus may not accurately reflect the Company’s actual reserves.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s headquarters facilities are located in Omaha, Nebraska and are owned by the Company.

The Construction Business.

The Company has 20 construction district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 13 of which are owned and 7 of which are leased facilities.  The Company also has 21 construction area offices located in Alaska, Arkansas, California, Colorado, Florida, Hawaii, Illinois, Nebraska, New Mexico, New York, Texas, Washington, Alberta, British Columbia and Ontario, 3 of which are owned and 18 of which are leased facilities.  The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses, and construction material quarries.  Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,600 portable offices, shops and transport trailers.  The Company has a large construction equipment fleet, including approximately 4,100 trucks, pickups and automobiles and 1,700 heavy construction vehicles, such as graders, scrapers, backhoes and cranes.

The Coal Mining Business.

The Company’s two coal mines, the Calvert Mine and the Buckskin Mine, are located in Robertson County, Texas and Campbell County, Wyoming, respectively.  The Company has a significant coal mining equipment fleet, including 1 dragline, 6 shovels/excavators, 90 other heavy mining vehicles and approximately 100 trucks, pickups, automobiles and transport trailers.

The Company estimates that its total recoverable coal reserves are in excess of 552 million tons, pursuant to federal and private coal leases. The yield from the mining of these reserves is based on an estimate of volume that can be economically and legally extracted to meet current market demand. The Company’s reserve estimates are prepared by experienced mining engineers and other operating personnel of the Company using drilling and geological studies in conjunction with mine planning software. The following table summarizes the Company’s principal mine locations and estimated reserves at December 31, 2005:

	Annual Production	Nature of	Years Until Reserve	Estimated Reserves
Mine	(in millions of tons)	Interest	Depletion	(in millions of tons)

Buckskin Mine	24	Leased	21	513

Calvert Mine	2	Leased	20	39

Item 3. Legal Proceedings.

The United States Attorney’s Office for the Northern District of California had initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., a subsidiary of PKS; FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California, regarding certain welds.  Weld testing conducted by independent experts retained by the Government determined that the welds met or exceeded all project specifications.  By letter dated December 6, 2005, the U.S. Department of Justice stated that the investigation was closed.  The California Attorney General and the California Contractors State License Board have also announced related investigations, although those investigations are currently in abeyance.

On November 15, 2004, Twin Oaks Power, L.P. (“Twin Oaks”) filed a Complaint in the United States District Court, Western District of Texas, Waco Division (the “Court”), against Walnut Creek Mining Company, (“Walnut Creek”), a subsidiary of PKS and owner of the Calvert Mine, alleging various breaches by Walnut Creek under the terms of the November 18, 1987 Fuel Supply Agreement (“Fuel Supply Agreement”) between the parties and seeking a ruling by the Court that such breaches constituted a material breach by Walnut Creek under the Fuel Supply Agreement.  Twin Oaks filed an Amended Complaint with the Court on June 27, 2005 setting forth additional alleged breaches by Walnut Creek under the Fuel Supply Agreement and seeking, in addition to a declaration that such breaches constitute a material breach permitting Twin Oaks to terminate the Fuel Supply Agreement, an unspecified amount of damages arising from such alleged breaches.  Pursuant to the terms of a Settlement Agreement and Full and Final Release (“Settlement Agreement”) between the parties, a Stipulation of Dismissal with Prejudice (“Stipulation”) was filed by the parties with the Court on January 23, 2006. In accordance with the Stipulation, all claims raised by the parties in the action were dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the three months ended December 31, 2005.

Item 4A. Executive Officers of the Registrant.

The table below shows information as of February 28, 2006, about each executive officer of PKS, including his business experience during the past five years. PKS’ executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name	Business Experience	Age

Scott L. Cassels

Mr. Cassels has been a Division Manager of PKS since May 2002, a Senior Vice President of Kiewit Corporation, a subsidiary of PKS, since December 2004, a Senior Vice President of Kiewit Construction Company, a subsidiary of PKS, since June 2002 and President of Gilbert Industrial Corporation, a subsidiary of PKS, since June 2002. Mr. Cassels was President of Gilbert Central Corp., a subsidiary of PKS, from June 2002 to June 2003 and was President of Gilbert Southern Corp., a subsidiary of PKS, from August 1994 to June 2002. Mr. Cassels has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.

		47

John B. Chapman	Mr. Chapman has been Vice President of Human Resources and Administration of PKS since August 1997.	60

Richard W. Colf	Mr. Colf has been an Executive Vice President of PKS since July 1998. Mr. Colf has been an Executive Vice President of Kiewit Corporation since December 2004 and an Executive Vice President of Kiewit Pacific Co., a subsidiary of PKS, since September 1998. Mr. Colf has been a director of PKS since August 1997 and is a member of the Executive Committee of PKS’ board of directors.	62

Bruce E. Grewcock	Mr. Grewcock has been Chief Executive Officer of PKS since December 2004 and President of PKS since December 2000. Mr. Grewcock was Chief Operating Officer of PKS from December 2000 until December 2004 and was an Executive Vice President of PKS from August 1997 until December 2000. Mr. Grewcock has been President and Chief Executive Officer of Kiewit Corporation since December 2004. Mr. Grewcock has been a director of PKS since August 1997 and is a member of the Executive Committee of PKS’ board of directors. Mr. Grewcock is the son of William L. Grewcock, a director of PKS.	52

Steven Hansen	Mr. Hansen has been a Division Manager of PKS since December 1997, a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 1999 and a Senior Vice President of Kiewit Pacific Co. since June 1998. Mr. Hansen has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.	59

Ben E. Muraskin	Mr. Muraskin has been the Treasurer of PKS since June 2003 and a Vice President of PKS since January 2000. Mr. Muraskin is a director of Kiewit Investment Fund LLLP.	42

Christopher J. Murphy	Mr. Murphy has been a Vice President of PKS since August 2004. Mr. Murphy has been a Senior Vice President of Kiewit Corporation since December 2004. Mr. Murphy has been President of Kiewit Mining Group Inc., a subsidiary of PKS, since October 1, 2005. Mr. Murphy was President of Rinker Materials Corporation’s Western United States Division from October 2002 until August 2004. Mr. Murphy was a Director, President and Chief Executive Officer of Kiewit Materials Company, a former subsidiary of PKS, from June 2000 until October 2002.	51

Douglas E. Patterson	Mr. Patterson has been an Executive Vice President of PKS since November 2001. Mr. Patterson has been an Executive Vice President of Kiewit Corporation since December 2004. Mr. Patterson was President of Gilbert Central Corp., Gilbert Industrial Corporation and Kiewit Engineering Co., all subsidiaries of PKS, from June 1999 until June 2001. Mr. Patterson has been a director of PKS since June 2001 and is a member of the Executive Committee of PKS’ board of directors.	54

R. Michael Phelps	Mr. Phelps has been a Division Manager of PKS since May 1999, a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 2004, a Senior Vice President of Kiewit Pacific Co. since June 1999, and a Senior Vice President of Kiewit Western Co., a subsidiary of PKS, since July 1999. Mr. Phelps has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.	52

Michael J. Piechoski	Mr. Piechoski has been a Senior Vice President of PKS since December 2004 and Chief Financial Officer of PKS since November 2002. Mr. Piechoski was a Vice President of PKS from June 2000 until December 2004. Mr. Piechoski was Treasurer of PKS from June 2000 until June 2003.	51

Tobin A. Schropp	Mr. Schropp has been a Senior Vice President of PKS since November 2002 and General Counsel and Secretary of PKS since September 1998. Mr. Schropp was a Vice President of PKS from September 1998 until November 2002.	43

Michael J. Whetstine	Mr. Whetstine has been the Controller and Assistant Secretary of PKS since September 2003. Mr. Whetstine has been a Vice President and the Controller of Kiewit Corporation since December 2004. Mr. Whetstine served as Controller for DTN Corporation from January 2001 until August 2003, and was Assistant Controller from February 2000 until January 2001.	39

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

As of December 31, 2005, PKS' $0.01 par value redeemable common stock ("Common Stock") was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the Common Stock.

Repurchases.

Period	Total Number of Shares of Common Stock Repurchased (in thousands)	Average Price Paid per Share of Common Stock

October 1, 2005 through October 31, 2005	5,072	$37.55
November 1, 2005 through November 30, 2005	1,426	$37.55
December 1, 2005 through December 31, 2005	1,552	$37.55

Total	8,050	$37.55

Pursuant to the terms of PKS’ Restated Certificate of Incorporation ("Certificate"), PKS is required to repurchase shares of Common Stock at a formula price, generally upon demand.  Common Stock can generally be issued only to employees and directors of the Company and can be resold only to PKS at a formula price based on the year-end book value of PKS.

Formula Price.

The formula price of the Common Stock is based on the book value of PKS.  A significant element of the Common Stock formula price is the subtraction of the book value of property, plant, and equipment used in the Company’s construction activities (approximately $137 million at December 31, 2005).

Restrictions.

Ownership of Common Stock is generally restricted to directors and active employees of PKS and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  Upon retirement, termination of employment, or death, PKS is required to repurchase the Common Stock at the applicable formula price, generally upon demand.

Stockholders.

On February 28, 2006, PKS had the following numbers of stockholders and outstanding shares:

Class of Stock	Stockholders	Outstanding Shares
Common Stock	1,655	18,431,971

Dividends and Prices.

The chart below sets forth the cash dividends declared or paid on the Common Stock during 2005 and 2004 and the formula price after each dividend payment.

Dividend Declared	Dividend Paid	Dividend Per Share	Price Adjusted	Formula Price

October 31, 2003	January 5, 2004	$0.40	December 27, 2003	$32.45
April 30, 2004	May 3, 2004	$0.45	May 3, 2004	$32.00
January 4, 2005	January 5, 2005	$0.45	January 5, 2005	$38.05
April 22, 2005	May 5, 2005	$0.50	May 5, 2005	$37.55

PKS’ current dividend policy is to pay a regular cash dividend on Common Stock based on a percentage of the prior year’s ordinary income, with any special dividends to be based on extraordinary income.

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Company as of and for the fiscal years ended 2001 through 2005, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements.

	Fiscal Year Ended
	2005	2004	2003	2002	2001
	(dollars in millions, except per share amounts)
Results of operations:
Revenue	$4,145	$3,358	$3,380	$3,699	$3,871

Net income	$228	$201	$157	$193	$175

Per common share:
Basic:	$9.56	$6.62	$5.38	$6.37	$5.72
Diluted:	$9.31	$6.38	$5.18	$6.08	$5.49

Dividends (1)	$0.95	$0.45	$0.80	$0.75	$0.65
Formula price (2)	$47.90	$38.50	$32.45	$27.15	$21.50
Book value	$54.85	$42.24	$36.55	$31.80	$26.44

Financial position:
Total assets	$2,321	$2,217	$1,889	$1,876	$1,594
Current portion of
long-term debt	$1	$1	$10	$-	$1
Long-term debt, net of current portion	$38	$36	$22	$24	$25

Redeemable common stock (3)	$1,082	$1,333	$1,106	$995	$835

(1) The 2003, 2002 and 2001 dividends include $0.40, $0.35 and $0.30 for dividends declared in those years, respectively, but paid in January of the subsequent year.

(2)

Pursuant to the Certificate, the calculation of formula price, which is PKS’ stock price, is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

(3)

Ownership of redeemable common stock (“Common Stock”) is generally restricted to directors and active employees of PKS and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  Upon retirement, termination of employment, or death, PKS is required to repurchase the Common Stock at the applicable formula price, generally upon demand.  The aggregate redemption value of Common Stock at December 31, 2005 and December 25, 2004 was $945 million and $1,215 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company primarily operates in the construction industry and currently has two reportable operating segments, Construction and Coal Mining.  The Construction segment performs services for a broad range of public and private customers primarily in the United States and Canada.  Construction services are currently performed in the following construction markets: transportation (including highways, bridges, airports, mass transit and rail); petroleum; commercial building; electrical; water supply/dams; power/heat/cooling; mining; and sewage and solid waste.  The Company’s Coal Mining segment owns and manages mines in the United States that sell primarily to electric utilities.

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

The Company performs its Construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity. In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s Construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects.  The Company’s Construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  For the fiscal years ended December 31, 2005 and December 25, 2004, public contracts accounted for approximately 70% and 68%, respectively, of the combined prices of contracts awarded to the Company.  For the fiscal years ended December 31, 2005 and December 25, 2004, public contracts accounted for approximately 63% and 74%, respectively, of revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.  During 2005 and 2004, Construction revenue recognized from a single owner represented 11% and 12%, respectively, of the Company’s total revenue.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers would be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During 2005 and 2004, the Company derived approximately 86% and 85%, respectively, of its construction joint venture revenue from sponsored joint ventures and approximately 14% and 15% respectively, from non-sponsored joint ventures.  Construction joint venture revenue accounted for approximately 31% and 28% of its 2005 and 2004 total Construction revenue, respectively.

For the fiscal year ended December 25, 2004, joint ventures formed after December 31, 2003 were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheets and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”  (“EITF No. 00-1”) which permits the use of the equity method in the consolidated balance sheet, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated statements of earnings.

Beginning with the fiscal year ended December 31, 2005, the Company additionally assessed joint ventures formed prior to December 31, 2003 and after December 25, 2004 for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria were presented according to EITF No. 00-1 as previously described.

Periods prior to the fiscal year ended December 31, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting as described above.  See Note 1 of the “Notes to Consolidated Financial Statements” for further discussion.

The Company owns and operates the Calvert Mine located in Texas and the Buckskin Mine located in Wyoming.  Each is a surface mining operation that produces coal used in domestic coal-fired electric generation facilities.  The Company also manages two active surface coal mines located in the western United States.

The Company’s coal sales generally are made under multi-year supply contracts.  Each contract has a base price, and most contain provisions to adjust the base price for changes in statutes or regulations.  Certain contracts allow for price adjustments based on actual cost experience or as measured by public indices.  Each contract includes coal quality and delivery volume specifications and includes penalties for failure to meet these specifications.

The coal mining industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.  Demand for the Company’s coal is affected by political, economic and regulatory factors.  Sales from the Buckskin Mine occur at the loading facility and require the customer to obtain transportation to their generating plant.  Transportation cost is a significant portion of the customer’s delivered cost of coal.  Many western coal companies are served by two railroads allowing the customer to potentially benefit from an additional distribution channel and competition between railroads compared to the single line available at the Buckskin Mine.  Sales and delivery from the Calvert Mine are to an adjacent generating plant.

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula price of redeemable common stock (“Common Stock”) is based upon PKS’ book value, formula price is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations 2005 vs. 2004

Revenue.

Revenue from each of the Company’s segments was:

	2005	2004
	(dollars in millions)

Construction	$3,974	$3,265
Coal Mining	171	93

	$4,145	$3,358

Total Construction revenue increased $709 million or 21.7% from the same period in 2004.  Claim revenue increased $52 million from $48 million in 2004 to $100 million in 2005 ($44 million of the increase is attributable to the adoption of FIN-46R) primarily due to a single claim on a large oil and gas joint venture project located in Newfoundland, Canada (the “Oil and Gas Project”).  Exclusive of the Oil and Gas Project claim settlement, the consolidation of joint ventures under the provisions of FIN 46-R increased revenue $344 million over the prior period.  Other increases in revenue from 2004 to 2005 include numerous construction projects spanning various markets including petroleum ($99 million), commercial building ($48 million), power/heat/cooling ($54 million), water supply/dams ($70 million), sewage and solid waste disposal ($31 million) and other markets ($46 million).  Partially offsetting these increases were declines in a number of construction projects on the transportation market of $37 million from 2004 to 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.  As discussed in the following paragraph, backlog has increased significantly.  Since many of these construction projects have not yet commenced or are in their early stages, revenue has not increased proportionately.

Construction contract backlog was $5.8 billion and $3.5 billion at December 31, 2005 and December 25, 2004, respectively.  Of the $2.3 billion added, $0.6 billion is due to the effect of consolidating joint ventures under the provisions of FIN 46-R.  Additionally, the Company was low or selected bidder on $2.1 billion and $0.2 billion of construction jobs that had not been awarded at December 31, 2005 and December 25, 2004, respectively.  Foreign operations, located primarily in Canada, represent 15.0% of Construction backlog at December 31, 2005.  Domestic construction projects are spread geographically throughout the United States.  The Company’s 10 largest jobs in backlog make up 37.6% of total backlog at December 31, 2005.  A single owner in the western region of the United States makes up 9.6% of total Construction backlog at December 31, 2005.

Coal Mining revenues increased $78 million or 83.9% from the same period in 2004.  The increase is primarily attributable to a full year of revenues earned by the Buckskin Mine acquired on August 20, 2004.  See Note 4 of the “Notes to Consolidated Financial Statements.”

Coal Mining sales backlog at December 31, 2005 was approximately 121 million tons of coal. The remaining terms on these contracts range from less than 1 year to 20 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	2005		2004
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$631	$44	$482	$29
General and administrative expenses	(259)	(11)	(219)	(7)
Gain on sale of operating assets	12	-	12	-

Operating income	$384	$33	$275	$22

Margin.

Total Construction margin increased $149 million or 30.9% from the same period in 2004.  The margin on claims increased $54 million from $49 million in 2004 to $103 million in 2005 ($44 million of the increase is attributable to the adoption of FIN 46-R), primarily due to a single claim settlement on the Oil and Gas Project.  Exclusive of the Oil and Gas Project claim settlement, the consolidation of joint ventures under the provisions of FIN 46-R increased margin $48 million over the prior period.  Other increases in margin include numerous construction projects spanning various markets including petroleum ($26 million), commercial building ($2 million), water supply/dams ($1 million), sewage and solid waste disposal ($7 million) and other markets ($19 million).  Also increasing margin was a reduction in the amount of job losses of $34 million from $113 million in 2004 to $79 million in 2005, primarily due to losses recognized in 2004 on the Oil and Gas Project.  Partially offsetting these increases were declines in a number of construction projects in the transportation market ($18 million) and power/heat/cooling ($23 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the fiscal year ended December 31, 2005 increased to 15.9% from 14.8% for the same period in 2004.  The increase was primarily related to the increase in claims during 2005.

Total Coal Mining margin increased $15 million or 51.7% from the same period in 2004.  The increase is primarily attributable to the acquisition of the Buckskin Mine on August 20, 2004.  However, the highly competitive coal market in the area in which the Buckskin Mine operates resulted in margin decreasing as a percentage of revenue from 31.2% in 2004 to 25.7% in 2005 due to a full year of consolidating Buckskin’s results of operations.

General and Administrative Expenses.

General and administrative expenses related to Construction operations for the fiscal year ended December 31, 2005 increased $40 million from the same period in 2004, primarily due to increased compensation of $22 million in the areas of salaries, bonuses and profit sharing, a $10 million increase in compensation expense related to the vesting of convertible debentures and an increase in professional services expenses of $5 million primarily related to bidding and estimating costs and tax services.  As a percentage of revenue, general and administrative expenses were 6.5% and 6.7% for the fiscal years ended December 31, 2005 and December 25, 2004, respectively.  However, had joint ventures not been consolidated, the general and administrative expenses as a percentage of revenue would have been 7.2% for the fiscal year ended December 31, 2005 primarily as a result of the increases in compensation expense.

General and administrative expenses related to Coal Mining operations were generally consistent from 2004 to 2005.  However, they decreased from 7.2% to 6.3% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during each of the fiscal years ended December 31, 2005 and 2004 were $12 million.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $13 million for the fiscal year ended December 31, 2005 from the same period in 2004.  The increase was due mainly to higher interest rates from the same time period in 2004, $3 million due to the effect of consolidating joint ventures under the provisions of FIN 46-R and the recognition of $3 million of look back interest income (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).

Interest Expense.

Interest expense was $5 million and $4 million for the fiscal years ended December 31, 2005 and December 25, 2004, respectively.

Income Tax Expense.

The effective income tax rates for the fiscal years ended December 31, 2005 and 2004 were 33.1% and 33.4%, respectively.  The 2005 effective tax rate is less than the federal statutory rate primarily due to federal and state research and development tax credits claimed for prior years, partially offset by state income taxes.  In 2004, the rate differs from the federal statutory rate due to resolution and settlement of prior year income tax liabilities partially offset by state and foreign income taxes.

Minority Interest.

Minority interest primarily consists of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FIN 46-R which required certain construction joint ventures to be consolidated.  Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statements of earnings.

Results of Operations 2004 vs. 2003

Revenue.

Revenue from each of the Company’s segments was:
	2004	2003
	(dollars in millions)

Construction	$3,265	$3,328
Coal Mining	93	52

	$3,358	$3,380

Total Construction revenues decreased $63 million or 1.9% from the same period in 2003.  The Company recognized increases in claim settlements of $21 million and a $109 million increase in revenue on a large bridge project in California related to a significant change order.  The Company recognizes claims when they are settled.  As a result, the amount of claims settlements recognized varies with both the amount of settlements outstanding and the stage of the negotiation process for each claim.  However, these increases were more than offset by the fact that certain significant commercial rail, highway and power plant projects, because they were substantially complete in 2003, did not contribute significant revenues during 2004.  Although the Company added $3.0 billion of backlog during the fiscal year ended December 25, 2004, much of this work did not contribute revenue at the same pace as the projects that completed during 2003.

Construction contract backlog was $3.5 billion and $3.7 billion at December 25, 2004 and December 27, 2003, respectively.  Additionally, the Company was low or selected bidder on $0.2 billion and $0.9 billion of construction jobs that had not been awarded at December 25, 2004 and December 27, 2003, respectively.  Foreign operations, located primarily in Canada, represent 9.0% of Construction backlog at December 25, 2004.  Domestic construction projects are spread geographically throughout the United States.  The Company’s 10 largest jobs in backlog make up 40.2% of total backlog at December 25, 2004.  A single owner in the western region of the United States makes up 16.1% of total Construction backlog at December 25, 2004.

Coal Mining sales backlog at December 25, 2004 was approximately 85 million tons of coal excluding tons subject to price re-bidding provisions.  The remaining terms on these contracts range from less than 1 year to 13 years.

Coal Mining revenues increased $41 million or 78.8% from the same period in 2003.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  See Note 4 of the “Notes to Consolidated Financial Statements.”

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	2004		2003
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$482	$29	$430	$23
General and administrative expenses	(219)	(7)	(216)	(7)
Gain on sale of operating assets	12	-	12	-

Operating income	$275	$22	$226	$16

Margin.

Total Construction margin increased $52 million or 12.1% from the same period in 2003. A decrease in job losses of $17 million and an increase in claim settlements of $21 million as well as improved cost containment, estimating and bidding efforts contributed to the increased margins.  Claim settlements for the fiscal years ended December 25, 2004 and December 27, 2003 were $49 million and $28 million, respectively.

Construction margin as a percentage of construction revenue for the year increased to 14.8% from 12.9% for the same period in 2003, primarily due to decreases in job losses and increases in claim settlements.

Total Coal Mining margin increased $6 million or 26.1% from the same period in 2003.  The increase is primarily attributable to revenues earned by the Buckskin Mine acquired on August 20, 2004.  See Note 4 of the “Notes to Consolidated Financial Statements.”  However, the highly competitive coal market in the area in which the Buckskin Mine operates resulted in margin decreasing as a percentage of revenue from 44.2% in 2003 to 31.2% in 2004.

General and Administrative Expenses.

General and administrative expenses related to Construction operations for the fiscal year ended December 25, 2004 increased $3 million from the same period in 2003.  As a percentage of revenue, general and administrative expenses for the fiscal year ended December 25, 2004 increased to 6.7% compared to 6.5% for the same period in 2003.  The Company experienced an increase in compensation and travel of $8 million and $2 million, respectively, primarily as a result of several Construction operating offices expanding to markets outside of their previous territories and increased estimating efforts, partially offset by a decrease in profit sharing expense included in general and administrative expenses of $7 million.

General and administrative expenses related to Coal Mining operations remained flat from 2003 to 2004.  However, they decreased from 13.8% to 7.2% as a percentage of revenue as the acquisition of the Buckskin Mine did not require a proportionate increase in general and administrative expenses.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the fiscal years ended December 25, 2004 and 2003 were $12 million and $12 million, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $2 million for the fiscal year ended December 25, 2004 from the same period in 2003.  An increase in interest earnings of $8 million for the fiscal year ended December 25, 2004, was partially offset by the $6 million gain the Company recognized on the sale of its investment in stock warrants during the fiscal year ended December 27, 2003 which did not recur during 2004.

Interest Expense.

During the fiscal year ended December 27, 2003, the Company recognized $4 million of look back interest expense (interest related to the timing of revenue recognition for income tax purposes for completed construction projects).  Look back interest is calculated every year and was less than $0.5 million in 2004.  The 2003 look back interest was significantly higher due to the receipt of significant claims that had been in negotiation for a number of years.

Provision for Income Taxes.

The effective income tax rates for the fiscal years ended December 25, 2004 and December 27, 2003 were 33.4% and 38.4%, respectively.  In 2003, the rate differs from the federal statutory rate of 35.0% primarily due to state and foreign income taxes, offset in part by the expected reduction of previously capitalized costs related to the Company’s abandoned pursuit of a proposed conversion to a limited partnership.  In 2004, the rate differs from the federal statutory rate due to the resolution and settlement of prior year income tax liabilities, partially offset by state and foreign income taxes.

Minority Interest.

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”) which required certain construction joint ventures to be consolidated.  Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statements of earnings.

Financial Condition – December 31, 2005 vs. December 25, 2004

Cash and cash equivalents decreased $14 million to $663 million at December 31, 2005 from $677 million at December 25, 2004.  The major items contributing to the decrease were $533 million in repurchases of Common Stock and $191 of capital expenditures and acquisitions, offset by cash added from the consolidation of construction joint ventures of $325 million and cash provided by operations of $389 million.

Net cash provided by operations for the fiscal year ended December 31, 2005 increased by $69 million to $389 million as compared to $320 million in the same period in 2004.  This increase was primarily due to an increase in net income before depreciation and amortization and the consolidation of minority interest earnings.  Cash provided by operations is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the fiscal year ended December 31, 2005 decreased by $42 million to $97 million as compared to cash used of $139 million in the same period in 2004.  The decreased outflow was primarily due to the net inflow from available-for-sale securities transactions in the Company’s investment portfolio of $62 million and subsequent purchases of investments in cash equivalents compared to a net outflow of $6 million in the same period in 2004, and a decrease in acquisitions of $44 million to $30 million as compared to $74 million in the same period in 2004.  Additionally, payments received on notes receivable increased by $9 million to $11 million as compared to $2 million in the same period in 2004, offset in part by an increase in capital expenditures of $73 million to $161 million as compared to $88 million in the same period in 2004 and a decrease in proceeds from sales of property, plant and equipment of $6 million to $22 million as compared to $28 million in the same period in 2004.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the fiscal year ended December 31, 2005 increased by $651 million to $638 million as compared to $13 million cash provided in the same time period in 2004.  This increase was primarily due to an increase in repurchases of Common Stock of $512 million, including $398 million of repurchases made as part of the tender offer described in Note 3, and $52 million of repurchases made as a result of changes in the roles of certain members of executive management.  In addition, capital distributions, net of contributions, to the minority partners of joint ventures consolidated under FIN 46-R were $109 million for the fiscal year ended December 31, 2005, as compared to $2 million of distributions, net of contributions, for the fiscal year ended December 25, 2004.

Liquidity.

During 2005, 2004 and 2003, the Company expended $191 million, $162 million and $112 million, respectively, on capital expenditures and acquisitions, net of cash.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes and the payment of dividends.  As of December 31, 2005, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt as of December 31, 2005 was $1 million.  PKS paid dividends during 2005, 2004 and 2003 of $27 million, $25 million and $22 million, respectively.  These amounts were determined by the Board of Directors and were paid in January and May of each such year.  PKS also has the obligation to repurchase its Common Stock at any time during the year from shareholders.

On January 1, 2005 the Bureau of Land Management issued to the Company a federal coal lease near Gillette, Wyoming that contains approximately 142 million tons of coal.  The total cost to the Company to obtain this lease was $43 million, of which $9 million was submitted with the bid in 2004.  The remainder is due in four equal annual installments.  The first installment of $9 million was paid in December 2005.

The Company anticipates repurchasing approximately 1.7 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the December 31, 2005 formula price is approximately $83 million.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At December 31, 2005, the Company had outstanding letters of credit of approximately $211 million.  None of the available letters of credit have been drawn upon.

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

Recent Accounting Pronouncements.

In 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123-R”).  In addition to addressing the accounting for share-based payment transactions, SFAS 123-R modifies SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Currently, SFAS 150 excludes from its scope, instruments that are accounted for under the guidance for share-based compensation arrangements.  The Company currently accounts for its Common Stock according to the provisions of EITF Issue No. 87-23, “Book Value Stock Purchase Plans,” which is considered stock-based compensation guidance, and therefore the Common Stock is not within the scope of SFAS 150.  SFAS 123-R, however, indicates that an entity shall apply the classification criteria in SFAS 150 in determining whether to classify as a liability a freestanding financial instrument given to an employee in a share-based payment transaction.  SFAS 123-R has therefore eliminated the exclusion of the Common Stock from the scope of SFAS 150.

SFAS 150 requires that mandatorily redeemable stock must be recorded at redemption value and presented as a liability on the balance sheet.  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as an expense in the statement of earnings.  The Company currently believes that the provisions of SFAS 150 that are applicable to its Common Stock will not be deferred, and that the Common Stock will be reported according to the provisions of SFAS 150 when SFAS 123-R becomes effective January 1, 2006.  Beginning in the first quarter of 2006, the redemption value of the Common Stock, $945 million at December 31, 2005, will be presented as a liability.  Additionally, any change in redemption value will be presented as a charge to the statement of earnings.  Since redemption value of the Common Stock is based upon book value, the Company anticipates that the charge will effectively equal net earnings.  As a consequence of the application of SFAS 150, the Company could not determine the formula price of its Common Stock as currently defined in its Restated Certificate of Incorporation (the “Certificate”).  Consequently, on February 27, 2006, the Company’s stockholders approved an amendment to the Certificate.  The Certificate amendment amends the Certificate to eliminate this impact of SFAS 150 so that the formula price calculated after the application of SFAS 150 equals what it would have been without the application of SFAS 150.

In March 2005, EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”) was released.  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  Currently, the Company defers stripping costs and charges them to operations as coal is extracted and sold.  As of December 31, 2005 the Company has $12 million of deferred stripping costs included in other current assets.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the coal is extracted and sold.  EITF No. 04-6 is effective for the Company beginning January 1, 2006, and any adjustment to amounts previously deferred is to be reflected as a cumulative effect of a change in accounting principle.  The Company estimates it will make a cumulative effect adjustment reducing retained earnings by approximately $7 million on the first quarter of 2006 as a result of adopting EITF No. 04-6.

Contractual Obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)

Operating leases	$35	$11	$14	$7	$3
Purchase obligations	1,655	1,303	327	25	-
Long-term debt	48	1	24	10	13
Noncurrent deferred income taxes	33	3	3	4	23
Accrued reclamation	49	-	-	-	49

Total	$1,820	$1,318	$368	$46	$88

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

Contractual obligations related to accrued reclamation are provided based on undiscounted estimated future cash flows, however, the accrued reclamation liability on the Consolidated Balance Sheets is discounted in accordance with SFAS No. 143.

As described previously, the Company anticipates repurchasing approximately 1.7 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.

Off-Balance Sheet Arrangements.

During 2005 and 2004, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Critical Accounting Policies.

The development and selection of the critical accounting policies, related critical accounting estimates and the related disclosure of critical accounting policies has been reviewed with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition.

Construction Contracts.

The Company uses the percentage of completion method of accounting.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction.  Provision is made for the entire amount of future estimated losses on construction contracts in progress normally through the accrual of additional costs of revenue; claims and change orders for additional contract compensation, however, are not reflected in the accounts until they are settled.  Claims and change orders are considered settled when cash is received or upon receipt of a signed agreement.  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  It is at least reasonably possible that cost and profit estimates will be revised in the near-term by amounts which may be material.

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

Marketable Securities.

The Company evaluates its investments for other than temporary declines in value based upon criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline and the financial health of and specific prospects for the issuer.  Unrealized losses that are other than temporary are recognized in investment income in the Consolidated Statements of Earnings.

Construction Joint Ventures.

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

For the fiscal year ended December 25, 2004, joint ventures formed after December 31, 2003, were assessed for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under EITF No. 00-1 which permits the use of the equity method in the consolidated balance sheets, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated statements of earnings.

Beginning with the fiscal year ended December 31, 2005, the Company additionally assessed joint ventures formed prior to December 31, 2003 and after December 25, 2004 for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria were presented according to EITF Issue No. 00-1 as previously described.

Periods prior to the fiscal year ended December 31, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting as described above.  See Note 1 of the “Notes to Consolidated Financial Statements” for further discussion.

Property, Plant and Equipment.

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

Accrued Insurance Costs.

The Company is self-insured for certain general, auto and worker’s compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported.  The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money.  The Company determines a range of ultimate liability for its incurred losses, and accrues an amount within the range. If the Company had accrued its insurance costs at the high end of the range, it would have recorded an additional liability and expense of $2 million.  It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term by amounts which may be material.

Accrued Reclamation.

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

Other.

The Company recognized revenue of $5 million, $6 million and $5 million during the fiscal years 2005, 2004, and 2003, respectively, in connection with mine management services provided by the Company to Level 3 Communications, Inc. (“Level 3”).  Accounts receivable from Level 3 at December 31, 2005 and December 25, 2004 were less than $0.5 million and $1 million, respectively.  One director of PKS is currently also a member of the board of directors of Level 3.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company holds a diversified portfolio of investments that primarily includes cash, high quality commercial paper, U.S. Government debt obligations, U.S. Government Agency debt obligations, tax exempt municipal securities and equity mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risk, interest rate risk, economic risk and credit risk.  These risks, among others, could result in the loss of principal.

The Company has entered into foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forwards are generally scheduled to mature as those future transactions occur.

The Company entered into a foreign currency forward contract in June 2004 that was not designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward was used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward matured in June 2005 and settled based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  During the fiscal years ended December 31, 2005 and December 25, 2004, the Company recognized gains on the forward of less than $0.5 million and losses of $1 million, respectively, in Other, net in the Consolidated Statements of Earnings.

During 2005, the Company entered into several foreign currency forward contracts with a total notional amount of $U.S. 88 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the Consolidated Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Statements of Earnings.

The forward contracts mature monthly in varying amounts between 2006 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At December 31, 2005, the outstanding notional amount was $U.S. 62 million and the fair value of these forward contracts was a current liability of $2 million and a long term liability of less than $0.5 million.  During the fiscal year ended December 31, 2005, the Company recognized a loss of $3 million on the forward contracts.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $6 million in the event of an increase in the exchange rate, or a loss of approximately $6 million in the event of a decrease.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited the accompanying consolidated balance sheets of Peter Kiewit Sons’, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peter Kiewit Sons’, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company in 2004 changed its method of accounting for variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peter Kiewit Sons’, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Omaha, Nebraska
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting appearing under item 9A that Peter Kiewit Sons’, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, cash flows, and related financial statement schedule for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

KPMG LLP

Omaha, Nebraska
February 28, 2006

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
For the three fiscal years ended December 31, 2005

	2005	2004	2003
	(dollars in millions, except per share data)

Revenue	$4,145	$3,358	$3,380
Cost of revenue	(3,470)	(2,847)	(2,927)

Margin	675	511	453

General and administrative expenses	(270)	(226)	(223)
Gain on sale of operating assets	12	12	12

Operating income	417	297	242

Other income (expense):
Investment income	29	16	14
Interest expense	(5)	(4)	(7)
Other, net	-	-	1
	24	12	8

Income before minority interest, income taxes, and cumulative
effect of change in accounting principle	441	309	250

Minority interest in income of consolidated subsidiaries	(100)	(7)	-

Income before income taxes and cumulative effect of change in accounting principle	341	302	250

Income tax expense	(113)	(101)	(96)

Income before cumulative effect of
change in account principle	228	201	154

Cumulative effect of change in accounting
principle, net of tax	-	-	3

Net income	$228	$201	$157

Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$9.56	$6.62	$5.28
Cumulative effect of change in accounting principle	-	-	0.10

Net income	$9.56	$6.62	$5.38

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$9.31	$6.38	$5.08
Cumulative effect of change in accounting principle	-	-	0.10

Net income	$9.31	$6.38	$5.18

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and December 25, 2004

	2005	2004
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$663	$677
Marketable securities	50	111
Receivables, less allowance of $5 and $19	634	436
Unbilled contract revenue	179	113
Contract costs in excess of related revenue	16	18
Investment in nonconsolidated joint ventures	14	247
Deferred income taxes	63	74
Other	53	50
Total current assets	1,672	1,726

Property, plant and equipment, at cost	1,271	976
Less accumulated depreciation and amortization	(728)	(570)
Net property, plant and equipment	543	406
Other assets	106	85
	$2,321	$2,217

LIABILITIES AND REDEEMABLE COMMON STOCK

Current liabilities:
Accounts payable, including retainage of $85 and $59	$265	$217
Current portion of long-term debt	1	1
Accrued costs on construction contracts	235	120
Billings in excess of related costs and earnings	343	215
Distributions and costs in excess of investment in nonconsolidated joint ventures	6	51
Accrued insurance costs	82	72
Accrued payroll	53	48
Other	94	55
Total current liabilities	1,079	779

Long-term debt, less current portion	38	36
Deferred income taxes	33	36
Accrued reclamation	29	26

Minority interest	60	7

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding	-	-
Redeemable common stock ($945 million and $1,215 million aggregate redemption value):
Common stock, $0.01 par value, 125 million shares authorized
19,730,897 and 31,561,896 issued and outstanding	-	-
Additional paid-in capital	239	294
Accumulated other comprehensive income	14	9
Retained earnings	829	1,030
Total redeemable common stock	1,082	1,333
	$2,321	$2,217

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three fiscal years ended December 31, 2005

	2005	2004	2003
	(dollars in millions)

Cash flows from operations:
Net income	$228	$201	$157
Adjustments to reconcile net income to
net cash provided by operations:
Cumulative effect of change in accounting principle,
net of tax	-	-	(3)
Depreciation and amortization	117	92	92
Gain on sale of property, plant and
equipment and other investments, net	(12)	(10)	(16)
Minority interest in income of consolidated subsidiaries	100	7	-
Change in other noncurrent liabilities	16	5	-
Deferred income taxes	8	(22)	3
Change in working capital items:
Receivables	(32)	(18)	123
Unbilled contract revenue and contract
costs in excess of related revenue	(36)	(7)	55
Investment in nonconsolidated joint ventures, net	8	27	35
Other current assets	(6)	(16)	(2)
Accounts payable	12	(3)	(28)
Accrued construction costs and billings in
excess of revenue on uncompleted contracts	(44)	15	(92)
Accrued payroll	2	9	1
Change in outstanding checks in excess of funds
on deposit	(9)	3	(5)
Other current liabilities	34	34	(30)
Other	3	3	4
Net cash provided by operations	389	320	294

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	78	-	-
Proceeds from maturities of available-for-sale securities	6	77	-
Purchases of available-for-sale securities	(22)	(83)	(5)
Proceeds from sale of stock warrants	-	-	22
Proceeds from sale of other investments	-	-	24
Proceeds from sale of property, plant and equipment	22	28	24
Acquisitions	(30)	(74)	-
Capital expenditures	(161)	(88)	(112)
Additions to notes receivable	(1)	(1)	(1)
Payments received on notes receivable	11	2	3
Net cash used in investing activities	$(97)	$(139)	$(45)

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
For the three fiscal years ended December 31, 2005

	2005	2004	2003
	(dollars in millions)
Cash flows from financing activities:
Long-term debt borrowings	$-	$17	$9
Payments on long-term debt	(9)	(9)	-
Issuances of redeemable common stock	40	53	38
Repurchases of redeemable common stock	(533)	(21)	(76)
Dividends paid	(27)	(25)	(22)
Minority interest contributions	16	-	-
Minority interest withdrawals	(125)	(2)	-
Other	-	-	1
Net cash (used in) provided by financing activities	(638)	13	(50)

Effect of exchange rates on cash	7	2	7

Net (decrease) increase in cash and cash equivalents	(339)	196	206

Cash and cash equivalents from consolidation of construction joint ventures	325	-	-

Cash and cash equivalents at beginning of year	677	481	275

Cash and cash equivalents at end of year	$663	$677	$481

Supplemental disclosures of cash flow information:
Taxes paid	$92	$105	$135
Interest paid	$5	$3	$7

Non-cash investing activities:
Note payable issued for acquisition	$5	$-	$-
Stock warrants returned to owner as part of a contract settlement	$-	$-	$3

Non-cash financing activities:
Acquisition of coal lease	$39	$-	$-
Conversion of convertible debentures	$36	$3	$2
Owner account receivable converted to note receivable	$-	$1	$2

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income
For the three fiscal years ended December 31, 2005

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

(a) Dividends per share include $0.40 for dividends declared in 2003, but paid in January of the following year.

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock and
Comprehensive Income, Continued
For the three fiscal years ended December 31, 2005

			Accumulated		Total
	Redeemable	Additional	Other		Redeemable
	Common	Paid-in	Comprehensive	Retained	Common
	Stock	Capital	Income (Loss)	Earnings	Stock
	(dollars in millions)

Balance at December 25, 2004	$-	$294	$9	$1,030	$1,333

Dividends	-	-	-	(27)	(27)
Debenture conversions	-	36	-	-	36
Issuance of stock	-	40	-	-	40
Repurchase of stock	-	(131)	-	(402)	(533)

Comprehensive income:
Net income	-	-	-	228	228
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	4	-	4
Change in unrealized holding
gain	-	-	1	-	1

Total other comprehensive
income					5

Total comprehensive income					233

Balance at December 31, 2005	$-	$239	$14	$829	$1,082

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Description of Business:

The Business.

Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries is referred to herein as the “Company”) is one of the largest construction contractors in the United States and Canada, and is also engaged in the coal mining business.

The Company primarily performs its construction services as a general contractor. As a general contractor, the Company is responsible for the overall direction and management of construction projects and for the completion of each contract in accordance with its terms, plans, and specifications.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity. In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

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

The Company owns and operates two surface mining operations located in Texas and Wyoming that produce coal used in domestic coal-fired electric generation facilities.  The Company also manages two active surface coal mines located in the western United States.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

The Company’s coal sales generally are made under multi-year supply contracts.  Each contract has a base price and most contain provisions to adjust the base price for changes in statutes or regulations.  Certain contracts allow for price adjustments based on actual cost experience or as measured by public indices.  Each contract includes coal quality and delivery volume specifications and includes penalties for failure to meet these specifications.

The coal mining industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.  Demand for the Company’s coal is affected by political, economic and regulatory factors.  Sales from the Buckskin Mine occur at the loading facility and require the customer to obtain transportation to their generating plant.  Transportation cost is a significant portion of the customer’s delivered cost of coal.  Many western coal companies are served by two railroads allowing the customer to potentially benefit from an additional distribution channel and competition between railroads compared to the single line available at the Buckskin Mine.  Sales and delivery from the Calvert Mine are to an adjacent generating plant.

Basis of Presentation.

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

For the fiscal year ended December 25, 2004, joint ventures formed after December 31, 2003 were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”  (“EITF No. 00-1”) which permits the use of the equity method in the consolidated balance sheets, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated statements of earnings.

Beginning with the fiscal year ended December 31, 2005, the Company additionally assessed joint ventures formed prior to December 31, 2003 and after December 25, 2004 for consolidation under the provisions of FIN 46-R.  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria were presented according to EITF No. 00-1 as previously described.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Basis of Presentation, Continued.

Periods prior to the fiscal year ended December 31, 2005 have not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, those periods continue to reflect the previously reported accounting as described above.

Application of FIN 46-R to construction joint ventures affected the consolidated financial statements for the fiscal year ended December 31, 2005 as follows:

	Financial Statements As Reported (Joint Ventures Consolidated)	Financial Statements Under Previous Accounting (Joint Ventures Equity Method)
	(dollars in millions)

Balance Sheet:
Current assets	$1,672	$1,329
Total assets	2,321	1,926
Current liabilities	1,079	744
Noncurrent liabilities	100	100
Minority interest	60	-
Total liabilities	1,239	844
Retained earnings	829	829
Total redeemable common stock	1,082	1,082

Statement of earnings:
Revenue	4,145	3,737
Margin	675	578
Operating income	417	321
Other income	24	20
Income before minority interest and income taxes	441	341
Minority interest	100	-
Income before taxes	341	341
Net income	228	228

Net income and total redeemable common stock are unchanged as the Company’s share of equity earnings of these entities was included in the Consolidated Financial Statements under the previous accounting method.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Revenue Recognition.

Construction Contracts.

The Company uses the percentage of completion method of accounting.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction.  Provision is made for the entire amount of future estimated losses on construction contracts in progress, normally through the accrual of additional costs of revenue; claims and change orders for additional contract compensation, however, are not reflected in the accounts until they are settled.  Claims and change orders are considered settled when cash is received or upon receipt of a signed agreement.  Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known.  It is at least reasonably possible that cost and profit estimates will be revised in the near-term by amounts which may be material.

In accordance with industry practice, amounts realizable and payable under contracts which may extend beyond one year are included in current assets and liabilities.

Coal Sales Contracts.

The Company recognizes coal sales revenue at the time all contractual obligations have been satisfied.

Cash and Cash Equivalents.

Cash equivalents generally consist of highly liquid instruments with original maturities of three months or less when purchased. The securities are stated at cost, which approximates fair value.

Outstanding checks in excess of funds on deposit in the amount of $45 million and $54 million at December 31, 2005 and December 25, 2004 have been reclassified to accounts payable.

Retainage on Construction Contracts.

Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete.  Retainage on uncompleted projects is included in receivables.

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

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Marketable Securities.

Available-for-Sale Securities.

The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale.  The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification.  Fair values are estimated based on quoted market prices for the securities on hand or for similar investments.  Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss), net of tax.  The Company evaluates its investments for other than temporary declines in value based upon criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline and the financial health of and specific prospects for the issuer.  Unrealized losses that are other than temporary are recognized in investment income in the Consolidated Statements of Earnings.

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

Property, Plant and Equipment.

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

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Goodwill and Intangible Assets.

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is tested annually for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  If the carrying value exceeds the fair value, goodwill may be impaired.  If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill.  This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize the impairment loss.

Intangible assets, which include coal contracts, are amortized on a units of production basis over the expected period of benefit, which does not exceed 25 years.

No goodwill or intangible assets impairment losses have been recognized in any of the periods presented herein.

Long-Lived Assets.

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

Accrued Insurance Costs.

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

Accrued Reclamation.

The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining.  These estimated costs are calculated based on the expected future cash flows to remediate such properties discounted at a credit adjusted risk-free rate.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized to expense.  Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.  It is at least reasonably possible that accrued reclamation estimates will be revised in the near-term by amounts which may be material.  SFAS No. 143 became effective for the Company beginning on December 29, 2002.

The cumulative effect of implementing SFAS 143 resulted in an increase in net income of $3 million or $0.10 per share for the fiscal year ended December 27, 2003.  The proforma effect on the fiscal year ended December 27, 2003 was immaterial.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Redeemable Common Stock.

The Company accounts for its redeemable common stock (“Common Stock”) under EITF Issue No. 87-23 “Book Value Stock Purchase Plans,” whereby changes in the aggregate redemption value of Common Stock are not recognized as compensation expense.

Foreign Currencies.

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

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fiscal Year.

The Company has a 52-53 week fiscal year which ends on the last Saturday in December. The fiscal year ended 2005 was a 53-week year. The fiscal years ended 2004 and 2003 were 52-week years.

Reclassifications.

When appropriate, immaterial items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

2. Recent Accounting Pronouncements:

In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123-R”). In addition to addressing the accounting for share-based payment transactions, SFAS 123-R modifies SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  Currently, SFAS 150 excludes from its scope instruments that are accounted for under the guidance for share-based compensation arrangements.  The Company currently accounts for its Common Stock according to the provisions of EITF Issue No. 87-23, “Book Value Stock Purchase Plans,” which is considered stock-based compensation guidance, and therefore the Common Stock is not within the scope of SFAS 150.  SFAS 123-R, however, indicates that an entity shall apply the classification criteria in SFAS 150 in determining whether to classify as a liability a freestanding financial instrument given to an employee in a share-based payment transaction.  SFAS 123-R has therefore eliminated the exclusion of the Common Stock from the scope of SFAS 150.

SFAS 150 requires that mandatorily redeemable stock must be recorded at redemption value and presented as a liability on the balance sheet.  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as an expense in the statement of earnings.  The Company currently believes that the provisions of SFAS 150 that are applicable to the Common Stock will not be deferred and that the Common Stock will be reported according to the provisions of SFAS 150 when SFAS 123-R becomes effective January 1, 2006.  Beginning in the first quarter of 2006, the redemption value of the Common Stock, $945 million at December 31, 2005, will be presented as a liability.  Additionally, any change in redemption value will be presented as a charge to the statement of earnings.  Since redemption value of the Common Stock is based upon book value, the Company anticipates that the charge will effectively equal net earnings.  As a consequence of the application of SFAS 150, the Company could not determine the formula price of its Common Stock as currently defined in its Restated Certificate of Incorporation (the “Certificate”).  Consequently, on February 27, 2006, the Company’s stockholders approved an amendment to the Certificate.  The Certificate amendment amends the Certificate to eliminate this impact of SFAS 150 so that the formula price calculated after the application of SFAS 150 equals what it would have been without the application of SFAS 150.

In March 2005, EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”) was released.  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  Currently, the Company defers stripping costs and charges them to operations as coal is extracted and sold.  As of December 31, 2005 the Company has $12 million of deferred stripping costs included in other current assets.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral will be expensed as incurred rather than deferred until the coal is extracted and sold.  EITF No. 04-6 is effective for the Company beginning January 1, 2006, and any adjustment to amounts previously deferred is to be reflected as a cumulative effect of a change in accounting principle.  The Company estimates it will make a cumulative effect adjustment reducing retained earnings by approximately $7 million in the first quarter of 2006 as a result of adopting EITF No. 04-6.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

3. Tender Offer

Pursuant to the Company’s May 17, 2005 offer to purchase up to 38% of its outstanding Common Stock, on June 30, 2005, the Company accepted for payment and repurchased a total of 10,612,343 shares (37.55%) of the Common Stock at the current redemption price of $37.55 per share for an aggregate redemption value of $398 million.

4. Acquisitions:

On July 29, 2005, the Company acquired the assets and certain liabilities of a company that installs and maintains fire sprinkler systems and a company that installs and maintains security systems for $35 million.  The operating results related to these acquisitions have been included in the consolidated financial statements since that date.  The pro forma results relating to these acquisitions were not material to the Company’s operations.  The acquisition occurred as part of the Company’s plan to expand its construction business.

On August 20, 2004, the Company acquired the assets and certain liabilities of the Buckskin Mine (“Buckskin”), a coal mine located near Gillette, Wyoming.  The total purchase price was $74 million.  The results of Buckskin’s operations have been included in the consolidated financial statements since that date.  The acquisition occurred as part of the Company’s plan to expand its coal mining business.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

As of
August 20, 2004
(dollars in millions)

Current assets	$10
Intangibles	3
Property and equipment (including mineral rights)	81
Total assets acquired	94

Current liabilities	4
Accrued reclamation	16
Total liabilities assumed	20

Net assets	$74

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

4. Acquisitions, Continued:

The following unaudited, pro-forma financial information assumes the Buckskin acquisition occurred at the beginning of 2004.  These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2004, or the results which may occur in the future.

			2004
			(dollars in millions, except
			per share data)

Revenue			$3,419

Net income			$208

Net earnings per share:
Basic			$6.83

Diluted			$6.59

5. Earnings Per Share:

Basic earnings per share has been computed using the weighted average number of shares outstanding during each period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive redeemable common stock equivalents.

	2005	2004	2003
	(dollars in millions, except per share data in thousands)

Net income available to redeemable common stockholders	$228	$201	$157

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	1	1

Net income available to diluted shares	$228	$202	$158

Total number of weighted average shares outstanding used to compute basic earnings per share	23,805	30,384	29,077

Incremental dilutive shares assuming
conversion of convertible debentures	655	1,283	1,269

Total number of shares used to compute
diluted earnings per share	24,460	31,667	30,346

* Less than $0.5 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

5. Earnings Per Share, Continued:

	2005	2004	2003
	(dollars in millions, except per share data)
Basic earnings per share:
Income before cumulative effect of change in
accounting principle	$9.56	$6.62	$5.28
Cumulative effect of change in accounting principle	-	-	0.10

Net income	$9.56	6.62	$5.38

Diluted earnings per share:
Income before cumulative effect of change in
accounting principle	$9.31	$6.38	$5.08
Cumulative effect of change in accounting principle	-	-	0.10

Net income	$9.31	$6.38	$5.18

6. Disclosures about Fair Value of Financial Instruments:

Marketable Securities.

The following summarizes the amortized cost, unrealized holding gains and losses, and estimated fair values of available-for-sale securities at December 31, 2005 and December 25, 2004:

		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(dollars in millions)

2005
U.S. debt securities	$2	$-	$-	$2
Mutual funds	38	10	-	48

Total	$40	$10	$-	$50

2004
U.S. debt securities	$4	$-	$-	$4
Mutual funds	99	8	-	107

Total	$103	$8	$-	$111

For debt securities, amortized costs do not vary significantly from principal amounts.  The Company had less than $0.5 million, net, in realized gains and no realized gains or losses on sales of marketable securities during 2005 and 2004, respectively.

The contractual maturities of the debt securities are less than one year.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

6. Disclosures about Fair Value of Financial Instruments, Continued:

The Company had less than $1 million of gross unrealized holding losses on financial instruments that are not deemed to be other-than-temporarily impaired under FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” at December 31, 2005.

Retainage.

The following summarizes the components of retainage on projects included in receivables at December 31, 2005 and December 25, 2004:

	2005	2004
	(dollars in millions)
Escrowed securities	$118	$36

Other retainage held by owners	103	79

	$221	$115

Foreign Currency Forward Contracts.

The Company has entered into foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forwards are generally scheduled to mature as those future transactions occur.

The Company entered into a foreign currency forward contract in June 2004 that has not been designated as a hedging instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward was used to offset the earnings impact of a U.S. dollar denominated liability of a Canadian subsidiary.  The forward matured in June 2005 and settled based upon the $U.S. 15 million notional amount and the difference between the current exchange rate at the time of settlement and the exchange rate in the forward.  During the fiscal years ended December 31, 2005 and December 25, 2004, the Company recognized gains on the forward of less than $0.5 million and losses of $1 million, respectively, in Other, net in the Consolidated Statements of Earnings.

During 2005, the Company entered into several foreign currency forward contracts with a total notional amount of $U.S. 88 million that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the Consolidated Balance Sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the Consolidated Statements of Earnings.

The forward contracts mature monthly in varying amounts between 2006 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At December 31, 2005, the outstanding notional amount was $U.S. 62 million and the fair value of these forward contracts was a current liability of $2 million and a long-term liability of less than $0.5 million.  During the fiscal year ended December 31, 2005, the Company recognized a loss of $3 million on the forwards, of which less than $1 million has been realized.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

6. Disclosures about Fair Value of Financial Instruments, Continued:

Long-term Debt.

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.

Minority Interest.

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  Each construction joint venture was created for the completion of a single project.  Each joint venture’s assets consist of current assets and property, plant and equipment (primarily construction equipment), and all liabilities are current liabilities.  Upon completion of the project, all liabilities are settled, and the remaining cash is distributed to the partners according to their stated interests in the joint venture agreement.  The fair value of minority interest approximates the carrying value.

7. Investment in Nonconsolidated Construction Joint Ventures:

Summary financial information for nonconsolidated joint ventures follows:

Financial Position.
	2005	2004
	(dollars in millions)

Total Nonconsolidated Joint Ventures

Current assets	$225	$711
Other assets (primarily construction equipment)	16	57
	241	768

Current liabilities	(202)	(524)

Net assets	$39	$244

Company’s Share

Equity in net assets	$11	$171
Payable from joint ventures	(3)	25

Investment in construction joint ventures, net	$8	$196

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

7. Investment in Nonconsolidated Construction Joint Ventures, Continued:

Operations.
	2005	2004	2003
	(dollars in millions)

Total Nonconsolidated Joint Ventures

Revenue	$245	$1,363	$1,665
Costs	(248)	(1,244)	(1,444)
Operating income	$(3)	$119	$221

Company’s Share

Revenue	$67	$849	$1,053
Costs	(63)	(742)	(900)
Operating income	$4	$107	$153

During 2004, the Company recovered $6 million of cumulative prior-year losses as a result of improved cost forecasts.

Depreciation is computed by the joint ventures using straight line and accelerated methods over the estimated useful lives of the assets which range from 3 to 7 years.

8. Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following at December 31, 2005 and December 25, 2004:

	2005	2004
	(dollars in millions)
Land	$24	$16
Mineral properties	120	81
Land improvements	40	33
Buildings	158	128
Equipment	929	718

	$1,271	$976

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

9. Other Assets:

Other assets consist of the following at December 31, 2005 and December 25, 2004:

	2005	2004
	(dollars in millions)

Notes receivable	$8	$8
Intangibles, net of accumulated amortization of $23 and $18 (Note 10)	42	47
Goodwill (Note 10)	52	27
Other noncurrent assets	4	3

	$106	$85

The notes receivable are primarily non-interest bearing employee notes.

10. Goodwill and Intangible Assets:

Changes in goodwill consist of the following for the three fiscal years ended December 31, 2005:

	2005	2004	2003
	(dollars in millions)

Beginning balance	$27	$27	$27
Additions	25	-	-

Ending balance	$52	$27	$27

Amortizable coal contract intangibles consist of the following at December 31, 2005 and December 25, 2004:

	2005	2004
	(dollars in millions)

Gross carrying amount	$65	$65
Accumulated amortization	(23)	(18)

	$42	$47

Amortization expense recognized on intangibles was $5 million, $5 million and $4 million, respectively, for each of the fiscal years ended 2005, 2004 and 2003.

Future amortization expense is estimated to be $3 million for each of the fiscal years ended 2006 and 2007, and $2 million for each of the fiscal years ended 2008-2010.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

11. Long-term Debt:

At December 31, 2005 and December 25, 2004, long-term debt consisted of the following:

	2005	2004
	(dollars in millions)

Federal coal lease	$24	$-
7.386% bank loan due 2024	9	9
3.45% loan issued as part of an acquisition	5	-
Stockholder notes and other	1	1
5.41% - 7.81% convertible debentures, due 2010-2014	-	27
	39	37
Less current portion	1	1

	$38	$36

Effective January 1, 2005, the Company purchased a federal coal lease from the Bureau of Land Management for $39 million.  The Company paid a deposit of $9 million in 2004 that accompanied the bid submitted for the coal lease.  The remainder is due in four equal annual installments.  The installments are non-interest bearing, and the Company imputed a 4.65% interest rate.  The first installment was paid in December, 2005.  The remainder is included in long-term debt.

The bank loan was entered into by a consolidated partnership of the Company that owns and operates a hydroelectric power plant in Canada (the “Hydroelectric Partnership”).  The loan is payable monthly over a 20 year term.  Certain provisions of the bank loan require the Hydroelectric Partnership to maintain certain ratios and establish restricted cash reserves among other requirements.  Indebtedness under the bank loan is solely collateralized by the assets of the Hydroelectric Partnership and the assets of its partners.

The 3.45% loan was entered into by a subsidiary of the Company as part of an acquisition (see Note 4). The loan is payable in a lump sum in 2007.

The convertible debentures were owned by employees of the Company (“debentureholders”) and were convertible, at the option of the debentureholders, during October of the fifth year preceding their maturity date.  Each annual series could be redeemed in its entirety prior to the due date except during the conversion period.  The convertible debentures ranked equally with all creditors of the Company. The Company was required to satisfy any past due interest liabilities on its convertible debentures before it could pay any dividends to its shareholders. At December 25, 2004, 1,223,828 shares of stock were reserved for future conversions.

On July 20, 2005, the Company notified holders of all series of its convertible debentures that it intended to redeem all series effective August 31, 2005.  Prior to such redemption, debenture holders were provided the option to convert all such debentures into the Common Stock during a thirty day period from July 20, 2005 to August 19, 2005.  Outstanding debentures, with a carrying value of $36 million were converted, and the Company issued 1,218,607 shares of Common Stock in August 2005.  Fully vesting the debentures for this conversion resulted in compensation expense of approximately $10 million.

Scheduled maturities of long-term debt are as follows (in millions): 2006 - $1; 2007 - $13, 2008 - $8; 2009 - $9; 2010 - $- and 2011 and thereafter - $8.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

12. Accrued Reclamation:

A reconciliation of accrued reclamation at December 31, 2005 and December 25, 2004 follows:

	2005	2004
	(dollars in millions

Beginning balance, current and noncurrent	$26	$6
Reclamation acquired in Buckskin purchase	-	16
Reclamation liabilities incurred	2	3
Accretion expense	1	1

Ending balance, current and noncurrent	$29	$26

13. Income Taxes:

An analysis of the income tax expense (benefit) relating to income before income taxes and cumulative effect of change in accounting principle for the three fiscal years ended December 31, 2005 follows:

	2005	2004	2003
	(dollars in millions)
Current:
U.S. federal	$79	$110	$62
Foreign	19	-	17
State	9	13	14
	107	123	93

Deferred:
U.S. federal	2	(13)	14
Foreign	3	(5)	(14)
State	1	(4)	3
	6	(22)	3

	$113	$101	$96

The United States and foreign components of income before income taxes and cumulative effect of change in accounting principle follows:

	2005	2004	2003
	(dollars in millions)
United States	$270	$321	$252
Foreign	71	(19)	(2)

	$341	$302	$250

Income tax expense (benefit) is recorded in various places in the Company’s consolidated financial statements as detailed below:

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

13. Income Taxes, Continued:

	2005	2004	2003
	(dollars in millions)
Income tax expense	$113	$101	$96
Minority interest in net
earnings of subsidiaries		*	*
Cumulative effect of change in accounting
principle	-	-	2
Redeemable common stock:
Related to change in:
Foreign currency adjustment	3	2	6
Unrealized holding gains/losses	*	*	2

Total income tax expense	$116	$103	$106

* Income tax expense attributable to these items was less than $0.5 million.

A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the U.S. federal statutory rate (35%) to the income before income taxes and cumulative effect of change in accounting principle for the three fiscal years ended December 31, 2005 follows:

	2005	2004	2003
	(dollars in millions)

Computed tax at statutory rate	$119	$106	$87
State income taxes	9	11	7
Foreign income taxes	(1)	-	4
Resolution and settlements of prior year tax liabilities	(10)	(15)	-
Other	(4)	(1)	(2)

	$113	$101	$96

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

13. Income Taxes, Continued:

The components of the net deferred tax assets for the fiscal years ended December 31, 2005 and December 25, 2004 were as follows:

	2005		2004
	Current	Noncurrent	Current	Noncurrent
	(dollars in millions)

Deferred tax assets:
Construction accounting	$14	$-	$5	$-
Joint venture investments	19	-	30	-
Insurance claims	30	1	28	-
Reclamation costs	-	7	-	6
Other	11	1	17	1
Valuation allowance	(3)	-	(3)	-
Total deferred tax assets	71	9	77	7

Deferred tax liabilities:
Asset bases/accumulated depreciation	-	(20)	-	(21)
Joint venture investments	-	(12)	-	(10)
Other	(8)	(10)	(3)	(12)
Total deferred tax liabilities	(8)	(42)	(3)	(43)

Net deferred tax assets	$63	$(33)	$74	$(36)

Because of its historical earnings, its current backlog and various other factors, the Company believes that it is more likely than not that its deferred tax assets will be realized, therefore, no valuation allowance has been established for U.S. income tax purposes.  Included in other deferred tax assets above, the Company currently has about $9 million of net operating loss carryforwards relating to their Canadian construction activities that expire in varying amounts from 2008-2014.  The valuation allowance outlined above reflects the Company’s assessment that certain deferred tax assets related to these Canadian net operating losses  and other foreign income tax items may not be realized.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

14. Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans.  Total contribution expense recognized related to these multi-employer union pension plans was $41 million in 2005, $44 million in 2004 and $47 million in 2003.  These contributions are included in the cost of revenue.  Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.  During 2005, the Company was a participant in approximately 290 collective bargaining agreements covering approximately 7,600 employees.  These agreements typically expire within 1 to 3 years.

The Company sponsors a defined contribution retirement savings plan.  Profit sharing contributions were made to the plan in 2004 and 2003.  In 2005, the Company enhanced the plan by replacing the profit sharing contribution with an employer match and a discretionary contribution.  Employees may contribute up to 70% of their pay up to IRS limits and the Company generally provides matching contributions up to 6% of their pay.  Additionally, the Company provides a 4% discretionary contribution.  The expense related to the plan was $10 million, $4 million and $10 million for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

15. Common Stock:

Ownership of Common Stock is generally restricted to directors and active employees of the Company and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the Common Stock.  PKS is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation.  Issuances and repurchases of Common Stock, including conversions, for the three fiscal years ended December 31, 2005, were as follows:

Balance at December 28, 2002	31,288,355
Shares issued in 2003	1,440,850
Debenture conversions in 2003	299,472
Shares repurchased in 2003	(2,785,988)
Balance at December 27, 2003	30,242,689
Shares issued in 2004	1,672,150
Shares repurchased in 2004	(656,173)
Debenture conversions in 2004	303,230
Balance at December 25, 2004	31,561,896
Shares issued in 2005	1,069,152
Debenture conversions in 2005	1,218,607
Shares repurchased in 2005	(14,118,758)

Balance at December 31, 2005	19,730,897

16. Segment, Geographic and Market Data:

The Company has two reportable segments, Construction and Coal Mining.  The Construction segment performs services for a broad range of public and private customers primarily in North America.  Construction services are currently performed in the following construction markets:  transportation (including highways, bridges, airports, mass transit and rail); petroleum; commercial building; electrical; water supply/dams; power/heat/cooling; mining; and sewage and solid waste.  The Company’s Coal Mining segment owns and manages coal mines in the United States that sell primarily to electric utilities.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

16. Segment, Geographic and Market Data, Continued:

Intersegment sales are recorded at cost.  There were no intersegment sales for the three fiscal years ended December 31, 2005.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.

Segment Data.
	2005		2004		2003
	Construction	Coal Mining	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue-external customers	$3,974	$171	$3,265	$93	$3,328	$52

Depreciation and amortization	$89	$20	$77	$16	$82	$10

Operating income	$384	$33	$275	$22	$226	$16

Total assets	$2,218	$254	$1,668	$224

In addition to total segment assets of $2,472 million and $1,892 million at December 31, 2005 and December 25, 2004, respectively, $156 million and $697 million of assets, respectively, were corporate assets, consisting primarily of cash and cash equivalents, and property and equipment, less accumulated depreciation.  Additionally, $307 million and $372 million, respectively, were eliminated due to the consolidation of intersegment balances.

Segment asset information, including information about equity method investments and expenditures for additions to long-lived assets, has not been presented as it is not reported to or reviewed by the chief operating decision maker.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

16. Segment, Geographic and Market Data, Continued:

Geographic Data.
	2005	2004	2003
	(dollars in millions)

Revenue, by location of services provided:
United States	$3,511	$3,022	$3,065
Canada	634	336	315
Other	*	*	*

	$4,145	$3,358	$3,380

*Results were less than $0.5 million.

Long-lived assets:
United States	$462	$384	$323
Canada	81	22	17

	$543	$406	$340

Market Data.
	2005	2004	2003
	(dollars in millions)

Construction revenue by market:
Transportation **	$1,994	$1,728	$1,619
Petroleum	448	196	122
Commercial building	352	297	285
Electrical	285	317	365
Water supply/dams	282	204	221
Power/heat/cooling	227	277	461
Mining	117	69	52
Sewage and solid waste	87	72	48
All other Construction markets ***	182	105	155
Total Construction revenue	3,974	3,265	3,328
Coal Mining revenue	171	93	52

Total revenue	$4,145	$3,358	$3,380

** Including highways, bridges, airports, mass transit and rail
*** Including industrial process, manufacturing and telecommunications

During 2005 and 2004, Construction revenue recognized from a single owner represented 11% and 12%, respectively, of the Company’s total revenue.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

17. Other Comprehensive Income (Loss):

Other comprehensive income (loss) consisted of the following:

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax
	(dollars in millions)

For the fiscal year ended December 31, 2005
Unrealized holding gain arising during the period	$1	$-	$1

Foreign currency translation adjustments	7	(3)	4

Other comprehensive income December 31, 2005	$8	$(3)	$5

For the fiscal year ended December 25, 2004
Unrealized holding gain arising during the period	$1	$-	$1

Foreign currency translation adjustments	6	(2)	4

Other comprehensive income December 25, 2004	$7	$(2)	$5

For the fiscal year ended December 27, 2003:
Unrealized holding gain arising during the period	$5	$(2)	$3

Foreign currency translation adjustments	16	(6)	10

Other comprehensive income December 27, 2003	$21	$(8)	$13

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

17. Other Comprehensive Income (Loss), Continued:

Accumulated other comprehensive income (loss), net of tax consisted of the following:

	Foreign	Unrealized	Accumulated
	Currency	Holding	Other
	Translation	Gain/(Loss)	Comprehensive
	Adjustments	on Securities	Income (Loss)
	(dollars in millions)

Balance at December 28, 2002	$(10)	$1	$(9)

Change during the year	10	3	13

Balance at December 27, 2003	-	4	4

Change during the year	4	1	5

Balance at December 25, 2004	4	5	9

Change during the year	4	1	5

Balance at December 31, 2005	$8	$6	$14

18. Related Party Transactions:

Mr. Walter Scott, Jr., a director of PKS, is a director and significant shareholder of MidAmerican Energy Holdings Company (“MidAmerican”).  The Company provided construction services to MidAmerican and recognized revenue of $5 million, $54 million and $66 million during each of the years 2005, 2004 and  2003, respectively.  Accounts receivable related to MidAmerican were less than $0.5 million and $4 million at December 31, 2005 and December 25, 2004, respectively.

19. Operating Leases:

The Company leases mineral properties, buildings and equipment under noncancelable operating lease agreements. Future minimum lease commitments are as follows (dollars in millions):

2006	$11
2007	8
2008	6
2009	4
2010	3
Thereafter	3

$35

Rent expense for the above leases during the years 2005, 2004 and 2003 was $19 million, $17 million and $14 million, respectively.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

20. Other Matters:

The United States Attorney’s Office for the Northern District of California had initiated a grand jury investigation of Kiewit/FCI/Manson, A Joint Venture (Kiewit Pacific Co., a subsidiary of PKS; FCI Constructors, Inc. and Manson Construction Co.), the contractor on the Bay Bridge – Skyway Segment project in Oakland, California, regarding certain welds.  Weld testing conducted by independent experts retained by the Government determined that the welds met or exceeded all project specifications.  By letter dated December 6, 2005, the U.S. Department of Justice stated that the investigation was closed.  The California Attorney General and the California Contractors State License Board have also announced related investigations, although those investigations are currently in abeyance.

On November 15, 2004, Twin Oaks Power, L.P. (“Twin Oaks”) filed a Complaint in the United States District Court, Western District of Texas, Waco Division (the “Court”), against Walnut Creek Mining Company (“Walnut Creek”), a subsidiary of PKS and owner of the Calvert Mine, alleging various breaches by Walnut Creek under the terms of the November 18, 1987 Fuel Supply Agreement (“Fuel Supply Agreement”) between the parties and seeking a ruling by the Court that such breaches constituted a material breach by Walnut Creek under the Fuel Supply Agreement.  Twin Oaks filed an Amended Complaint with the Court on June 27, 2005 setting forth additional alleged breaches by Walnut Creek under the Fuel Supply Agreement and seeking, in addition to a declaration that such breaches constitute a material breach permitting Twin Oaks to terminate the Fuel Supply Agreement, an unspecified amount of damages arising from such alleged breaches.  Pursuant to the terms of a Settlement Agreement and Full and Final Release (“Settlement Agreement”) between the parties, a Stipulation of Dismissal with Prejudice (“Stipulation”) was filed by the parties with the Court on January 23, 2006.  In accordance with the Stipulation, all claims raised by the parties in the action were dismissed with prejudice.

The Company is involved in various other lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

The Company’s coal sales generally are made under multi-year supply contracts.  At the end of 2005 the Company had a sales commitment of approximately 121 million tons.  The remaining terms on these contracts range from less than 1 year to 20 years.

During the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003, the Company recognized additional operating income of $103 million ($44 million attributable to the adoption of FIN 46-R), $49 million, and $28 million, respectively, of claim settlements on construction projects.

It is customary in the construction industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At December 31, 2005, the Company had outstanding letters of credit of approximately $211 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 1.7 million shares of Common Stock over the next 3 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the December 31, 2005 formula price is approximately $83 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

21. Quarterly Information (Unaudited):

	March		June		September		December
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions, except per share data)

Revenue	$809	$684	$997	$831	$1,118	$895	$1,221	$948

Margin	$45	$75	$228	$90	$154	$139	$248	$207

Net income	$(6)	$11	$60	$27	$54	$57	$120	$106

Basic earnings per share:	$(0.21)	$0.38	$2.13	$0.89	$2.93	$1.88	$6.07	$3.37

Diluted earnings per share:	$(0.21)	$0.37	$2.05	$0.86	$2.83	$1.81	$6.07	$3.25

Dividends paid per share	$0.45	$0.40	$0.50	$0.45	$-	$-	$-	$-

During the normal course of business, the Company settles claims and recognizes income in the period in which such claims are settled.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

As required by Exchange Act Rule 13a-15(b), the management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Exchange Act Rule 13a-15(d), the Company, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

Management’s Assessment of Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting.  The management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2005.

The Company’s registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.  That report is included elsewhere herein.

Limitations on the Effectiveness of Controls.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.  However, certain information is set forth in Item 4A, “Executive Officers of the Registrant,” above.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements as of December 31, 2005 and December 25, 2004 and for the three fiscal years ended December 31, 2005:

Reports of Independent Registered Public Accounting Firm dated February 28, 2006 of KPMG LLP
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock and Comprehensive Income
Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules for the three fiscal years ended December 31, 2005:

II – Valuation and Qualifying Accounts and Reserves

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws (Exhibit 3.2 to PKS’ Annual Report on Form 10-K filed February 28, 2005).

4	Form of Stock Repurchase Agreement for Employee Stockholders (Exhibit 4.3 to PKS’ Registration Statement on Form S-8 filed August 4, 2003).

10	Executive Separation Plan dated October 29, 2004 between Kenneth E. Stinson and PKS (Exhibit 10 to PKS’ Annual Report on Form 10-K filed February 28, 2005).

14	Code of Ethics (Exhibit 14 to PKS’ Annual Report on Form 10-K filed December 27, 2003).

21	List of Subsidiaries of the Company.

31.1	Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

Schedule II

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged to	End of
	of Period	Expenses	Reserves	Period
	(dollars in millions)

Fiscal year ended December 31, 2005

Allowance for doubtful trade accounts*	$19	$5	$19	$5

Reserves:
Insurance claims*	$79	$16	$13	$82

Fiscal year ended December 25, 2004

Allowance for doubtful trade accounts	$7	$19	$(7)	$19

Reserves:
Insurance claims	$70	$11	$(9)	$72

Fiscal year ended December 27, 2003

Allowance for doubtful trade accounts	$13	$3	$(9)	$7

Reserves:
Insurance claims	$66	$19	$(15)	$70

* The adoption of FIN 46-R resulted in the addition of less than $0.5 million and $7 million to the beginning balances of allowance for doubtful trade accounts and reserves for insurance claims, respectively, in 2005 from their ending balances at December 25, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETER KIEWIT SONS’, INC.
By: /s/ Tobin A. Schropp
Date: February 28, 2006	Name: Tobin A. Schropp
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce E. Grewcock	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2006
Bruce E. Grewcock
/s/ Michael J. Piechoski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2006
Michael J. Piechoski
/s/ Michael J. Whetstine	Controller (Principal Accounting Officer)	February 28, 2006
Michael J. Whetstine
/s/ Mogens C. Bay	Director	February 28, 2006
Mogens C. Bay
/s/ Scott L. Cassels	Director	February 28, 2006
Scott L. Cassels
/s/ Richard W. Colf	Director	February 28, 2006
Richard W. Colf
/s/ Richard Geary	Director	February 28, 2006
Richard Geary
/s/ Bruce E. Grewcock	Director	February 28, 2006
Bruce E. Grewcock
/s/ William L. Grewcock	Director	February 28, 2006
William L. Grewcock
/s/ Steven Hansen	Director	February 28, 2006
Steven Hansen
/s/ Allan K. Kirkwood	Director	February 28, 2006
Allan K. Kirkwood
/s/ Michael R. McCarthy	Director	February 28, 2006
Michael R. McCarthy
/s/ Douglas E. Patterson	Director	February 28, 2006
Douglas E. Patterson
/s/ R. Michael Phelps	Director	February 28, 2006
R. Michael Phelps

Name	Title	Date

/s/ Walter Scott, Jr.	Director	February 28, 2006
Walter Scott, Jr.
/s/ Kenneth E. Stinson	Director	February 28, 2006
Kenneth E. Stinson