Form 10-Q
period 2006-03-31
PETER KIEWIT SONS INC /DE/
filed 2006-05-08
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

(402) 342-2052 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.):  Large accelerated filer [   ]          Accelerated filer [X]          Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 8, 2006:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 18,300,658

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of March 31, 2006, the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2006 and 2005.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
May 8, 2006

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006		2005
	(dollars in millions, except per share data)

Revenue		$986	$809
Cost of revenue		(890)	(764)

Margin		96	45

General and administrative expenses		(70)	(67)
Gain on sale of operating assets		5	2

Operating income (loss)		31	(20)

Other income (expense):
Investment income		7	6
Interest expense		(1)	(2)
		6	4

Income (loss) before minority interest, income taxes and earnings attributable
to redeemable common stock*		37	(16)

Minority interest in (income) losses of consolidated subsidiaries		(3)	6

Income (loss) before income taxes and earnings attributable to
redeemable common stock*		34	(10)

Income tax (expense) benefit		(13)	4

Net income (loss) before earnings attributable to redeemable common stock*		21	(6)

Earnings attributable to redeemable common stock*		(11)	-

Net income (loss)		$10	$(6)

Net loss per share:
Basic	$	*	$(0.21)

Diluted	$	*	$(0.21)

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	March 31,
	2006		December 31,
	(unaudited)		2005
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$243		$318
Marketable securities	358		395
Receivables, including retainage of $153 and $219 and
less allowance of $6 and $5	622		634
Unbilled contract revenue	205		179
Contract costs in excess of related revenue	12		16
Investment in nonconsolidated joint ventures	15		14
Deferred income taxes	76		63
Other	46		50

Total current assets		$1,577		$1,669

Property, plant and equipment, at cost	1,277		1,271
Less accumulated depreciation and amortization	(738)		(728)
Net property, plant and equipment		539		543
Other assets		176		158

		$2,292		$2,370

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	March 31,
	2006		December 31,
	(unaudited)		2005
	(dollars in millions)
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $86 and $85	$257		$265
Current portion of long-term debt	9		1
Accrued costs on construction contracts	208		235
Billings in excess of related costs and earnings	427		343
Distributions and costs in excess of investment in nonconsolidated joint ventures	6		6
Accrued insurance costs	86		82
Accrued payroll and payroll taxes	41		53
Other	51		94

Total current liabilities	1,085		1,079

Long-term debt, less current portion	29		38
Deferred income taxes	35		33
Accrued reclamation	27		29

Total liabilities excluding redeemable common stock		$1,176		$1,179

Total redeemable common stock*		868		-

Total liabilities including redeemable common stock		2,044		1,179

Minority interest		101		109

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding		-		-
Redeemable common stock ($945 million aggregate redemption value):
Common stock, $0.01 par value, 125 million shares authorized,
19,730,897 issued and outstanding at December 31, 2005	-		-
Additional paid-in capital	-		239
Accumulated other comprehensive income	-		14
Retained earnings	-		829
Total redeemable common stock*		-		1,082

Excess of assets over liabilities including redeemable
common stock *		147		-

		$2,292		$2,370

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$16	$24

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	522	565
Proceeds from maturities of available-for-sale securities	-	2
Purchases of available-for-sale securities	(485)	(686)
Payments received on notes receivable	2	9
Proceeds from sales of property, plant and equipment	18	3
Capital expenditures	(50)	(24)
Net cash provided by (used in) investing activities	7	(131)

Cash flows from financing activities:
Payments on long-term debt	(1)	-
Repurchases of redeemable common stock	(65)	(123)
Dividends paid	(15)	(13)
Minority interest contributions	8	4
Minority interest withdrawals	(25)	(33)
Net cash used in financing activities	(98)	(165)

Effect of exchange rates on cash	-	2

Net decrease in cash and cash equivalents	(75)	(270)

Cash and cash equivalents from consolidation of construction joint ventures	-	325

Cash and cash equivalents at beginning of period	318	440

Cash and cash equivalents at end of period	$243	$495

Non-cash financing activities:
Acquisition of coal lease	$-	$39

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation:

The consolidated condensed balance sheets of Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”) at December 31, 2005 has been condensed from the Company’s audited balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

The Company reclassified $345 million of short-term investments to marketable securities on its consolidated condensed balance sheet at December 31, 2005 which were previously presented as cash and cash equivalents.  The purchases and sales related to the investments held during the three months ended March 31, 2006 and March 31, 2005 have been presented on the consolidated condensed statements of cash flows in the investing activities section.  The reclassification had no impact on the Company’s financial position or results of operations for any periods presented.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2. Redeemable Common Stock:

The Company’s Redeemable Common Stock is the only class of stock that is issued and outstanding.  Ownership of the Company’s Redeemable Common Stock is generally restricted to directors and active employees of the Company and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the Redeemable Common Stock.  The Company is generally obligated to purchase all Redeemable Common Stock upon the death or termination of a stockholder at the formula price computed pursuant to PKS’ Restated Certificate of Incorporation.  Additionally, the Redeemable Common Stock has no active market, can only be exchanged with the Company, and represents claims that have no priority over any other claims upon liquidation.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

2. Redeemable Common Stock, Continued:

Effective January 1, 2006, the Company began accounting for the Redeemable Common Stock under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Since the Company is generally obligated to purchase all Redeemable Common Stock upon death or termination of a stockholder, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at redemption value and presented as a liability on the balance sheet.  As a result, the Company’s consolidated condensed balance sheet at March 31, 2006 presents the redemption value of the Redeemable Common Stock as a liability, and the carrying value of assets in excess of liabilities (including the liability for Redeemable Common Stock) is presented as “Excess of assets over liabilities including redeemable common stock.”  Additionally, changes in the aggregate redemption value of the stock are required to be recorded as an expense in the statement of operations.  Since redemption value of the Redeemable Common Stock is based on formula value, which is based on the book value of the Company, the SFAS 150 charge offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share beginning in 2006.  These accounting and presentation changes have occurred despite the fact that the underlying nature and terms of the Company’s Redeemable Common Stock have not changed.

The formula value of the Redeemable Common Stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities as defined by PKS’ Restated Certificate of Incorporation (“Construction PP&E”)), reduced by total liabilities (excluding the liability for Redeemable Common Stock) and minority interest.  Period to period changes in formula value represent an expense in the consolidated condensed statement of operations captioned “Earnings attributable to redeemable common stock” beginning in 2006.  Since Construction PP&E is excluded from the calculation of formula value, period to period changes in Construction PP&E are not attributable to Redeemable Common Stock and therefore, represent “Net income” beginning in 2006 on the consolidated condensed statement of operations.  The net book value of the Construction PP&E (approximately $147 million at March 31, 2006) excluded from the formula value computation represents “Excess of assets over liabilities including redeemable common stock” on the consolidated condensed balance sheet beginning in 2006.

Prior to the adoption of SFAS 150, the Company accounted for the Redeemable Common Stock under Emerging Issues Task Force (“EITF”) Issue No. 87-23, “Book Value Stock Purchase Plans” (“EITF No. 87-23”), whereby changes in the aggregate redemption value of the Redeemable Common Stock are not recognized as an expense.  Additionally, the Company presented the Redeemable Common Stock as mezzanine equity on the consolidated balance sheets.  As of January 1, 2006, SFAS No. 123-R, “Share-Based Payment,” preempts the provisions of EITF No. 87-23 for the Company and supplants them with those of SFAS 150.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

2. Redeemable Common Stock, Continued:

The changes in the components of the Redeemable Common Stock for the three months ended March 31, 2006 were as follows:

	Redeemable Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(dollars in millions)
December 31, 2005 balance	$-	$239	$14	$829	$1,082

Dividends	-	-	-	(15)	(15)
Repurchase of redeemable common
stock	-	(17)	-	(48)	(65)
Cumulative change in accounting
principle	-	-	-	(8)	(8)

Comprehensive income
Net income before earnings
attributable to redeemable
common stock	-	-	-	21	21
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	(1)	-	(1)
Change in unrealized holding gain	-	-	1	-	1

Total other comprehensive income					-

Total comprehensive income					21

March 31, 2006 balance, $0.01 par
value, 125 million shares authorized,
18,360,776 issued and outstanding	$-	$222	$14	$779	$1,015

Excess of assets over liabilities					(147)

Total redeemable common stock					$868

The changes in the components of accumulated other comprehensive income for the three months ended March 31, 2006 were as follows:
			2006		2005
			(dollars in millions)

Balance at beginning of period			$14		$9

Unrealized holding gain arising during period			1		1
Tax (expense) benefit			-		-

Foreign currency translation adjustments			(1)		7
Tax (expense) benefit			-		(3)

Balance at end of period			$14		$14

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

3. Deferred Stripping Costs:

Effective January 1, 2006, the Company adopted EITF No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”).  Mining companies must often remove rock, soil and waste materials referred to as overburden in order to access mineral deposits.  The costs of removing overburden are referred to as stripping costs.  EITF No. 04-6 concludes that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  EITF No. 04-6 further defines inventory produced as mineral that has been extracted.  As a result, stripping costs related to exposed, but not extracted mineral must be expensed as incurred rather than deferred until the coal is extracted and sold.  Prior to implementing EITF No. 04-6, the Company deferred stripping costs and charged them to operations as coal was extracted and sold.

The cumulative effect, net of tax, of implementing EITF No. 04-6 resulted in a reduction of retained earnings attributable to Redeemable Common Stock of $8 million in the first quarter of 2006.

4. Earnings Per Share:

For the three months ended March 31, 2005, basic earnings per share was computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents.  As described in Note 2, earnings per share for the three months ended March 31, 2006 has not been presented consistent with the adoption of SFAS 150.

Three Months Ended March 31, 2005

Net loss available to common stockholders (in millions)	$(6)

Add: Interest expense, net of tax effect,
associated with convertible debentures	*

Net loss for diluted shares	$(6)

Total number of weighted average shares outstanding used to
compute basic earnings per share (in thousands)	28,753

Additional dilutive shares assuming
conversion of convertible debentures	1,224

Total number of shares used to compute
diluted earnings per share	29,977

Net loss per share:
Basic	$(0.21)

Diluted	$(0.21)

* Interest expense attributable to convertible debentures was less than $0.5 million, net of tax.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

5. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts.

The Company has entered into foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forwards are generally scheduled to mature as those future transactions occur.

During 2005 and 2006, the Company entered into several foreign currency forward contracts with total notional amounts of $U.S. 88 million and $U.S. 20 million, respectively, that have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the consolidated condensed balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated condensed statements of operations.

The forward contracts mature monthly in varying amounts between 2006 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At March 31, 2006 and March 31, 2005, the fair value of these forward contracts was a current liability of $0.9 million and $1.3 million, respectively, and a long-term liability of less than $0.5 million and $0.6 million, respectively.  During the three months ended March 31, 2006 and March 31, 2005, the Company recognized losses on the forward contracts of $1.2 million and $1.9 million, respectively.

6. Segment Data:

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

6. Segment Data, Continued:

Intersegment sales are recorded at cost.  There were no intersegment sales for the three months ended March 31, 2006 and March 31, 2005.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$940	$46	$768	$41

Depreciation and amortization	$22	$3	$25	$6

Operating income (loss)	$21	$10	$(32)	$12

	March 31, 2006		December 31, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Total assets	$2,148	$252	$2,267	$254

In addition to total segment assets of $2,400 million and $2,521 million at March 31, 2006 and December 31, 2005, respectively, $158 million and $156 million of assets, respectively, were corporate assets, consisting primarily of cash and cash equivalents, and property and equipment, less accumulated depreciation.  Additionally, $266 million and $307 million, respectively, were eliminated due to the consolidation of intersegment balances.

Segment asset information related to both equity method investments and expenditures for additions to long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.

During the three months ended March 31, 2006 and March 31, 2005, construction revenue recognized from a single owner represented 9% and 13%, respectively, of the Company's total revenue.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements, Continued

7. Other Matters:

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the periods ended March 31, 2006 and March 31, 2005, the Company recognized additional operating income of $3 million and $10 million, respectively, of claim settlements on construction projects.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At March 31, 2006, the Company had outstanding letters of credit of approximately $237 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 0.9 million shares of Redeemable Common Stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the March 31, 2006 formula price is approximately $42 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to Peter Kiewit Sons', Inc. (“PKS,” which together with its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”).  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

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

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, and in certain instances, its reputation for quality, timeliness, experience, and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects.  The Company’s construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  For the twelve months ended March 31, 2006 and March 31, 2005, public contracts accounted for approximately 74% and 67%, respectively, of the combined prices of contracts awarded to the Company.  For the three months ended March 31, 2006 and March 31, 2005, public contracts accounted for approximately 66% and 64%, respectively, of revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.  During the three months ended March 31 2006 and March 31, 2005, construction revenue recognized from a single owner represented 9% and 13%, respectively, of the Company’s total revenue.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers would be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During the three months ended March 31, 2006 and March 31, 2005, the Company derived approximately 83% and 90%, respectively, of its construction joint venture revenue from sponsored joint ventures and approximately 17% and 10%, respectively, from non-sponsored joint ventures.  Construction joint venture revenue accounted for approximately 25% and 34% of its total construction revenue for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula value of the Company’s Redeemable Common Stock is based upon the Company’s book value (assets less liabilities excluding Redeemable Common Stock, less minority interest), formula value is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations – First Quarter 2006 vs. First Quarter 2005

Revenue.

Revenue from each of the Company’s segments was:
			March 31,
			2006	2005
			(dollars in millions)

Construction			$940	$768
Coal mining			46	41

			$986	$809

Total construction revenue increased $172 million or 22.4% from the same period in 2005.  Increases in revenue from the first quarter of 2005 to the first quarter of 2006 include numerous construction projects spanning various markets including power/heat/cooling ($69 million), transportation ($33 million), sewage and solid waste disposal ($19 million), commercial building ($18 million) and various other markets ($37 million).  Partially offsetting these increases was a decrease in claim revenue of $4 million from $7 million in the first quarter of 2005 to $3 million in the first quarter of 2006.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.  As discussed in the following paragraph, backlog continues to increase.  Since many of these construction projects have not yet commenced or are in their early stages, revenue has not necessarily increased proportionately.

Construction contract backlog was $6.3 billion, $5.8 billion and $4.4 billion at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.  Additionally, the Company was low bidder on $0.9 billion, $2.1 billion and $1.7 billion of construction jobs that had not been awarded at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.  Foreign operations, located primarily in Canada, represent 13.5% of construction backlog at March 31, 2006.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 51.3% and 43.6% of total backlog at March 31, 2006 and March 31, 2005, respectively.

Coal mining revenues increased $5 million or 12.2% from the same period in 2005. This increase is primarily due to increased tons sold and, to a lesser degree, an increased sales price per ton.

Coal mining sales backlog at March 31, 2006 and December 31, 2005 were approximately 115 million and 121 million, respectively, tons of coal.  The remaining terms on these contracts range from less than 1 year to 20 years.

Operating Income:

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Three Months Ended
	March 31, 2006		March 31, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$83	$13	$31	$14
General and administrative expenses	(67)	(3)	(65)	(2)
Gain on sale of operating assets	5	-	2	-

Operating income	$21	$10	$(32)	$12

Margin.

Total construction margin increased $52 million or 167.7% from the same period in 2005. Increases in margin from the first quarter of 2005 to the first quarter of 2006 include numerous construction projects spanning various markets including power/heat/cooling ($5 million), transportation ($16 million), sewage and solid waste disposal ($6 million), commercial building ($1 million) and various other markets ($15 million).  Also increasing job margin was a reduction in the amount of job losses of $16 million from $58 million in the first quarter of 2005 to $42 million in the first quarter of 2006, primarily due to losses incurred in the first quarter of 2005 on a large oil and gas joint venture project located in Newfoundland, Canada (“Oil and Gas Project”).  Partially offsetting these increases in margin was a decrease in claim margin of $7 million from $10 million in the first quarter of 2005 to $3 million in the first quarter of 2006.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the three months ended March 31, 2006 increased to 8.8% from 4.0% for the same period in 2005, primarily due to a reduction in job losses from the Oil and Gas Project.

Total coal mining margin decreased $1 million or 7.1% from the same period in 2005.  Coal mining margin as a percentage of coal mining revenue for the three months ended March 31, 2006 decreased to 28.3% from 34.1% for the same period in 2005.  The decreases are primarily due to increased extraction costs and a decline in sales of high margin coal.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the three months ended March 31, 2006 increased $2 million from the same period in 2005, primarily due to increased compensation expenses.  As a percentage of revenue, general and administrative expenses for the three months ended March 31, 2006 decreased to 7.1% as compared to 8.5% for the same period in 2005 as increased revenues did not require a proportionate increase in general and administrative expenses..

General and administrative expenses related to mining operations increased $1 million in the first quarter of 2006 as compared to the same period in 2005.  As a percentage of revenue, general and administrative expenses for the three months ended March 31, 2006 increased to 6.1% as compared to 5.7% for the same period in 2005.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $5 million and $2 million for the three months ended March 31, 2006 and March 31, 2005, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Investment Income.

Investment income increased $1 million for the three months ended March 31, 2006 from the same period in 2005. The increase was due to higher interest rates from the same time period in 2005, partially offset by lower invested balances.

Interest Expense.

During the three months ended March 31, 2006, the Company recognized $1 million of interest expense as compared to $2 million in the same period in 2005.

Minority Interest in (Income) Losses of Consolidated Subsidiaries.

Minority interest in (income) losses of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the three months ended March 31, 2006, the Company recognized $3 million of minority interest in income of consolidated subsidiaries as compared to $6 million of minority interest in losses of consolidated subsidiaries in the same period in 2005.  In 2005, minority interest  absorbed 49% of the losses incurred on the Oil and Gas Project.  These losses did not recur in 2006.

Income Tax (Expense) Benefit.

The Company measures income tax (expense) benefit for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three months ended March 31, 2006 and March 31, 2005 were 38.5% and 40.0% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset partially in 2006 by the deduction for domestic production activities, tax exempt interest income and percentage depletion. The tax effects of losses that arose in the first quarter of 2005 were recognized in the consolidated condensed statement of operations as the Company anticipated earnings for the year and therefore, the tax benefits generated in the first quarter were expected to be realized.

Earnings Attributable to Redeemable Common Stock.

As described in Note 2, Redeemable Common Stock, the Company adopted the provisions of SFAS 150 as of January 1, 2006.  SFAS 150 requires that Redeemable Common Stock be recorded as a liability at formula value and that changes in formula value be recorded as an expense on the consolidated condensed statement of operations.  That expense, captioned “Earnings attributable to redeemable common stock” represents the portion of earnings for the period that, at the next annual determination, will increase formula value.

Financial Condition – March 31, 2006 vs. December 31, 2005

Cash and cash equivalents decreased $75 million to $243 million at March 31, 2006 from $318 million at December 31, 2005.  The major items contributing to the decrease were $485 million in purchases of available-for-sale securities, $65 million in repurchases of Redeemable Common Stock and $50 million of capital expenditures, offset primarily by $522 million in proceeds from sales of available-for-sale securities.

Net cash provided by operating activities for the three months ended March 31, 2006 decreased by $8 million to $16 million as compared to $24 million in the same period in 2005.  This decrease was primarily due to increased receivables and billings in excess of related costs and earnings.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2006 increased by $138 million to $7 million as compared to cash used of $131 million in the same period in 2005.  The increase was primarily due to decreased purchases of available-for-sale securities in the Company’s investment portfolio of $201 million from $686 million in 2005 to $485 million in 2006, offset by a decrease in proceeds from sales of available-for sale securities of $43 million from $565 million in 2005 to $522 million in 2006.  Additionally, capital expenditures increased by $26 million to $50 million in 2006 as compared to $24 million in the same period in 2005.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the three months ended March 31, 2006 decreased by $67 million to $98 million as compared to $165 million in the same time period in 2005.  This decrease was primarily due to a decrease in repurchases of Redeemable Common Stock of $58 million.  In addition, capital distributions, net of contributions, to the minority partners of consolidated joint ventures were $17 million for the three months ended March 31, 2006 as compared to $29 million in the same time period in 2005.

Liquidity.

During the three months ended March 31, 2006 and March 31, 2005, the Company expended $50 million and $24 million, respectively, on capital expenditures.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  As of March 31, 2006, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures and as discussed below.  The current portion of long-term debt is $9 million.  The Company paid dividends during the three months ended March 31, 2006 and March 31, 2005 of $15 million and $13 million, respectively.  These amounts were determined by the Board of Directors and were paid in January of each such year.  The Company also has the commitment to repurchase its Redeemable Common Stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 0.9 million shares of Redeemable Common Stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the March 31, 2006 formula price is approximately $42 million.

It is customary in the Company’s industry to use various financial instruments in the normal course of business.  These instruments include items such as standby letters of credit.  Standby letters of credit are conditional commitments issued by financial institutions for the Company naming owners and other third parties as beneficiaries in accordance with specified terms and conditions.  The Company has informal arrangements with a number of banks to provide such commitments.  At March 31, 2006, the Company had outstanding letters of credit of approximately $237 million.  None of the available letters of credit have been drawn upon.

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

Off-Balance Sheet Arrangements.

During the three months ended March 31, 2006 and March 31, 2005, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

During 2005 and 2006, the Company entered into several foreign currency forward contracts with total notional amounts of $U.S. 88 million and $U.S. 20 million, respectively, that have not been designated as hedging instruments under SFAS 133.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the consolidated condensed balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated condensed statements of operations.

The forward contracts mature monthly in varying amounts between 2006 and 2007 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At March 31, 2006 and March 31, 2005, the fair value of these forward contracts was a current liability of $0.9 million and $1.3 million, respectively, and a long-term liability of less than $0.5 million and $0.6 million, respectively.  During the three months ended March 31, 2006 and March 31, 2005, the Company recognized losses on the forward contracts of $1.2 million and $1.9 million, respectively.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $5.7 million in the event of an increase in the exchange rate, or a loss of approximately $5.7 million in the event of a decrease.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K as filed for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

January 1, 2006 through January 31, 2006	1,178,622	$47.89
February 1, 2006 through February 28, 2006	120,304	$47.10
March 1, 2006 through March 31, 2006	71,195	$47.10

Total	1,370,121	$47.78

Pursuant to the terms of PKS’ Restated Certificate of Incorporation ("Certificate"), the Company is required to repurchase shares of Redeemable Common Stock at a formula price, generally upon demand.  Redeemable Common Stock can generally be issued only to employees and directors of the Company and can be resold only to the Company at a formula price based on the year-end book value of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the Company’s stockholders was held on February 17, 2006.  The holders of 17,765,839 of the 18,564,003 outstanding shares of Redeemable Common Stock were present in person or by proxy at the special meeting.  At such meeting, the stockholders were asked to approve an amendment to PKS’ Restated Certificate of Incorporation to revise the definitions of “Formula Value” and “Common Share Price” to address impacts of the application of Statement of Financial Accounting Standards No. 150.  The amendment was approved by the stockholders.  The votes cast for, against or abstaining were as follows:

Affirmative Votes	Negative Votes	Abstentions

17,723,698	14,284	27,857

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3 Restated Certificate of Incorporation.
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

Date: May 8, 2006	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer