Form 10-Q
period 2006-06-30
PETER KIEWIT SONS INC /DE/
filed 2006-08-08
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 8, 2006:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 18,212,394

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of June 30, 2006, the related consolidated condensed statements of operations for the three and six-month periods ended June 30, 2006 and 2005 and the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in redeemable common stock and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
August 8, 2006

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
		2006	2005		2006	2005
	(dollars in millions, except per share data)

Revenue		$1,237	$997		$2,223	$1,806
Cost of revenue		(1,083)	(769)		(1,973)	(1,533)

Margin		154	228		250	273

General and administrative expenses		(67)	(71)		(137)	(138)
Gain on sale of operating assets		3	4		8	6

Operating income		90	161		121	141

Other income (expense):
Investment income		8	7		15	13
Interest expense		(1)	(1)		(2)	(3)
Other, net		(5)	-		(5)	-
		2	6		8	10

Income before minority interest, income taxes and earnings attributable to redeemable common stock*		92	167		129	151

Minority interest in income of consolidated subsidiaries		(8)	(69)		(11)	(63)

Income before income taxes and earnings attributable to redeemable common stock*		84	98		118	88

Income tax expense		(32)	(38)		(45)	(34)

Net income before earnings attributable to redeemable common stock*		52	60		73	54

Earnings attributable to redeemable common stock*		(25)	-		(36)	-

Net income		$27	$60		$37	$54

Net earnings per share:
Basic	$	*	$2.13	$	*	$1.89

Diluted	$	*	$2.05	$	*	$1.83

* See Note 3 “Redeemable Common Stock”

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30,
	2006		December 31,
	(unaudited)		2005
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$262		$318
Marketable securities	371		395
Receivables, including retainage of $246 and $221 and
less allowance of $5 and $5	625		634
Unbilled contract revenue	223		179
Contract costs in excess of related revenue	16		22
Investment in nonconsolidated joint ventures	19		14
Deferred income taxes	77		63
Other	47		44

Total current assets		$1,640		$1,669

Property, plant and equipment, at cost	1,345		1,271
Less accumulated depreciation and amortization	(766)		(728)
Net property, plant and equipment		579		543
Other assets		171		158

		$2,390		$2,370

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	June 30,
	2006		December 31,
	(unaudited)		2005
	(dollars in millions)
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $88 and $85	$255		$265
Current portion of long-term debt	9		1
Accrued costs on construction contracts	259		235
Billings in excess of related costs and earnings	441		343
Distributions and costs in excess of investment in nonconsolidated joint ventures	6		6
Accrued insurance costs	84		82
Accrued payroll and payroll taxes	48		53
Other	44		94

Total current liabilities	1,146		1,079

Long-term debt, less current portion	30		38
Deferred income taxes	36		33
Accrued reclamation	27		29

Total liabilities excluding redeemable common stock		$1,239		$1,179

Total redeemable common stock*		877		-

Total liabilities including redeemable common stock		2,116		1,179

Minority interest		100		109

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding		-		-
Redeemable common stock ($945 million aggregate redemption value at December 31, 2005):
Common stock, $0.01 par value, 125 million shares authorized,
19,730,897 issued and outstanding at December 31, 2005	-		-
Additional paid-in capital	-		239
Accumulated other comprehensive income	-		14
Retained earnings	-		829
Total redeemable common stock*		-		1,082

Excess of assets over liabilities including redeemable
common stock *		174		-

		$2,390		$2,370

* See Note 3 “Redeemable Common Stock”

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$137	$22

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	903	1,794
Proceeds from maturities of available-for-sale securities	-	10
Purchases of available-for-sale securities	(878)	(1,684)
Additions to notes receivable	(2)	-
Payments received on notes receivable	2	9
Proceeds from sales of property, plant and equipment	11	9
Capital expenditures	(108)	(63)
Net cash (used in) provided by investing activities	(72)	75

Cash flows from financing activities:
Payments on long-term debt	(1)	-
Repurchases of redeemable common stock	(70)	(525)
Dividends paid	(30)	(27)
Minority interest contributions	16	5
Minority interest withdrawals	(39)	(37)
Net cash used in financing activities	(124)	(584)

Effect of exchange rates on cash	3	-

Net decrease in cash and cash equivalents	(56)	(487)

Cash and cash equivalents from consolidation of construction joint ventures	-	325

Cash and cash equivalents at beginning of period	318	440

Cash and cash equivalents at end of period	$262	$278

Non-cash financing activities:
Acquisition of coal lease	$-	$39

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

The Company reclassified $345 million of short-term investments to marketable securities on its consolidated condensed balance sheet at December 31, 2005 which were previously presented as cash and cash equivalents.  The purchases and sales related to the investments during the six months ended June 30, 2006 and June 30, 2005 have been presented on the consolidated condensed statements of cash flows in the investing activities section.  The reclassification had no impact on the Company’s financial position or results of operations for any periods presented.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides specific guidance on how to address uncertainty in accounting for income tax assets and liabilities, prescribing recognition thresholds and measurement attributes.  FIN 48 is effective for the Company beginning with the 2007 fiscal year.  The Company is continuing to evaluate the impact of the adoption of FIN 48.

3. Redeemable Common Stock:

The Company’s Redeemable Common Stock is the only class of stock that is issued and outstanding.  Ownership of the Company’s Redeemable Common Stock is generally restricted to directors and active employees of the Company and is conditioned upon the execution of repurchase agreements which restrict transfer of the Redeemable Common Stock.  The Company is obligated to purchase all Redeemable Common Stock upon the death or termination of a stockholder at the formula price computed pursuant to PKS’ Restated Certificate of Incorporation.  Additionally, the Redeemable Common Stock has no active market, can only be exchanged with the Company, and represents claims that have no priority over any other claims upon liquidation.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements 3. Redeemable Common Stock, Continued:

Effective January 1, 2006, the Company began accounting for the Redeemable Common Stock under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Since the Company is obligated to purchase all Redeemable Common Stock upon death or termination of a stockholder, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at formula value and presented as a liability on the balance sheet.  The formula value of the Redeemable Common Stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities (“Construction PP&E”)), reduced by total liabilities (excluding the liability for Redeemable Common Stock) and minority interest.  Any excess of assets over liabilities, which consists entirely of the net book value of the Construction PP&E (approximately $174 million at June 30, 2006), is presented as “Excess of assets over liabilities including redeemable common stock.”  Period to period changes in formula value represent an expense in the consolidated condensed statement of operations captioned “Earnings attributable to redeemable common stock” beginning in 2006.  Period to period changes in Construction PP&E are not attributable to Redeemable Common Stock and therefore, represent “Net income” beginning in 2006 on the consolidated condensed statement of operations.  Since formula value of the Redeemable Common Stock is based on the book value of the Company, the SFAS 150 earnings attributable to redeemable common stock offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share beginning in 2006.  These accounting and presentation changes have occurred despite the fact that the underlying nature and terms of the Company’s Redeemable Common Stock have not changed.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements 3. Redeemable Common Stock, Continued:

The changes in the components of the Redeemable Common Stock for the six months ended June 30, 2006 were as follows:

	Redeemable Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(dollars in millions)

December 31, 2005 balance, $0.01 par
value, 125 million shares authorized,
19,730,897 issued and outstanding	$-	$239	$14	$829	$1,082

Dividends	-	-	-	(30)	(30)
Repurchase of redeemable common
stock	-	(18)	-	(52)	(70)
Cumulative change in accounting
principle	-	-	-	(8)	(8)

Comprehensive income:
Net income before earnings
attributable to redeemable
common stock	-	-	-	73	73
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	3	-	3
Change in unrealized holding gain	-	-	1	-	1

Total other comprehensive income					4

Total comprehensive income					77

June 30, 2006 balance, $0.01 par
value, 125 million shares authorized,
18,256,667 issued and outstanding	$-	$221	$18	$812	$1,051

Excess of assets over liabilities					(174)

Total redeemable common stock					$877

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

3.

Redeemable Common Stock, Continued:

The changes in the components of accumulated other comprehensive income for the six months ended June 30, 2006 and the year ended December 31, 2005 were as follows:

	2006	2005
	(dollars in millions)

Balance at beginning of period	$14	$9

Unrealized holding gain arising during period	1	1
Tax expense	-	-

Foreign currency translation adjustments	5	7
Tax expense	(2)	(3)

Balance at end of period	$18	$14

4. Deferred Stripping Costs:

Effective January 1, 2006, the Company adopted EITF No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”).  Mining companies typically remove rock, soil and waste materials (“overburden”) in order to access mineral deposits.  EITF No. 04-6 specifies that the stripping costs related to exposed, but not extracted, mineral must be expensed as incurred rather than inventoried in the cost of the mineral.  Prior to implementing EITF No. 04-6, the Company deferred stripping costs and charged them to operations as coal was extracted and sold.

The cumulative effect, net of tax, of implementing EITF No. 04-6 resulted in a reduction of retained earnings attributable to Redeemable Common Stock of $8 million in the first quarter of 2006.

5. Earnings Per Share:

For the three and six months ended June 30, 2005, basic earnings per share was computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents.  As described in Note 3, earnings per share for the three and six months ended June 30, 2006 has not been presented consistent with the adoption of SFAS 150.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

5. Earnings Per Share, Continued:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income available to common stockholders (in millions)	$60	$54

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*

Net income for diluted shares	$60	$54

Total number of weighted average shares outstanding used to
compute basic earnings per share (in thousands)	28,172	28,471

Additional dilutive shares assuming
conversion of convertible debentures	1,026	1,022

Total number of shares used to compute
diluted earnings per share	29,198	29,493

Net income per share:
Basic	$2.13	$1.89

Diluted	$2.05	$1.83

* Interest expense attributable to convertible debentures was less than $0.5 million, net of tax.

6. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 122 million and $U.S. 62 million at June 30, 2006 and December 31, 2005, respectively.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the consolidated condensed balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated condensed statements of operations.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

6.

Disclosures about Fair Value of Financial Instruments, Continued:

The forward contracts mature monthly in varying amounts between 2006 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At June 30, 2006 and December 31, 2005, the fair value of these forward contracts was a current liability of $3 million and $2 million, respectively, and a long-term liability of less than $0.5 million for both periods.  During the three months ended June 30, 2006 and June 30, 2005, the Company recognized losses on the forward contracts of $3 million and gains of $1 million, respectively.  During the six months ended June 30, 2006 and June 30, 2005, the Company recognized losses on the forward contracts of $3 million and $1 million, respectively.

7. Segment Data:

The Company has two reportable segments, construction and coal mining.

Intersegment sales, if any, are recorded at cost and are eliminated upon consolidation.  There were no intersegment sales for the three and six months ended June 30, 2006 and June 30, 2005.  Operating income is comprised of net sales less all identifiable operating expenses, general and administrative expenses, gain on sale of operating assets and depreciation and amortization.  Investment income and interest expense have been excluded from segment operations.

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,190	$47	$954	$43

Depreciation and amortization	$24	$4	$20	$5

Operating income	$82	$8	$150	$11

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$2,130	$93	$1,722	$84

Depreciation and amortization	$46	$7	$45	$11

Operating income	$103	$18	$118	$23

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

8. Other Matters:

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the six months ended June 30, 2006 and June 30, 2005, the Company recognized additional operating income of $6 million and $101 million, respectively, of claim settlements on construction projects.

It is customary in the Company’s industry to use standby letters of credit.  At June 30, 2006, the Company had outstanding letters of credit with a number of banks totaling approximately $248 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 893,000 shares of Redeemable Common Stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the June 30, 2006 formula price is approximately $43 million.

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

Overview.

The Company primarily operates in the construction industry and has two reportable operating segments, construction and coal mining.  The construction segment performs services for a broad range of public and private customers primarily in the United States and Canada.  The Company’s coal mining segment owns and manages coal mines in the United States that sell primarily to electric utilities.

For the twelve months ended June 30, 2006 and June 30, 2005, public contracts accounted for approximately 75% and 60%, respectively, of the combined prices of construction contracts awarded to the Company.  For the six months ended June 30, 2006 and June 30, 2005, public contracts accounted for approximately 57% and 64%, respectively, of construction revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects.  During the six months ended June 30, 2006 and June 30, 2005, the Company derived approximately 82% and 88%, respectively, of its construction joint venture revenue from sponsored joint ventures and approximately 18% and 12%, respectively, from non-sponsored joint ventures.  Construction joint venture revenue accounted for approximately 25% and 36% of total construction revenue for the six months ended June 30, 2006 and June 30, 2005, respectively.

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula value of the Company’s Redeemable Common Stock is based upon the Company’s book value (assets excluding property, plant and equipment used in the Company’s construction activities, less liabilities excluding Redeemable Common Stock, less minority interest), formula value is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations – Second Quarter 2006 vs. Second Quarter 2005

Revenue.

Revenue from each of the Company’s segments was:
	Three Months Ended June 30,
	2006	2005
	(dollars in millions)

Construction	$1,190	$954
Coal mining	47	43

	$1,237	$997

Total construction revenue increased $236 million or 25% from the same period in 2005.  Increases in revenue from the second quarter of 2005 to the second quarter of 2006 include numerous construction projects spanning various markets including petroleum ($130 million) exclusive of a large oil and gas joint venture project located in Newfoundland, Canada (“Oil and Gas Project”), power/heat/cooling ($74 million), transportation ($53 million), water supply/dams ($44 million) and sewage and solid waste disposal ($30 million).  Offsetting these increases was a decrease in revenues of $126 million (of which $88 million represented claim revenue) on the Oil and Gas Project which was substantially completed in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction contract backlog at June 30, 2006 and June 30, 2005 was $6.4 billion and $5.1 billion, respectively.  Additionally, the Company was low bidder on $0.9 billion and $1.1 billion of construction jobs that had not been awarded at June 30, 2006 and June 30, 2005, respectively.  Foreign operations, located primarily in Canada, represent 14% of construction backlog at June 30, 2006.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 51% of total backlog at both June 30, 2006 and June 30, 2005.

Coal mining revenues increased $4 million or 9% from the same period in 2005. This increase is primarily due to an increased sales price per ton and, to a lesser degree,. increased tons sold

Coal mining sales backlog at June 30, 2006 and June 30, 2005 was approximately 135 million and 99 million, respectively, tons of coal.  The remaining terms on these contracts range from less than 1 year to 20 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Three Months Ended
	June 30, 2006		June 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$144	$10	$215	$13
General and administrative expenses	(65)	(2)	(69)	(2)
Gain on sale of operating assets	3	-	4	-

Operating income	$82	$8	$150	$11

Margin.

Total construction margin decreased $71 million or 33% from the same period in 2005 primarily due to the substantial completion of the Oil and Gas Project in 2005.  Margin on the Oil and Gas Project decreased a total of $108 million (including $88 million in claim margin).  Offsetting the margin decrease from 2005 to 2006 on the Oil and Gas Project were increases in margin on numerous construction projects spanning various markets including power/heat/cooling ($18 million), water supply/dams ($14 million), petroleum ($13 million) exclusive of the Oil and Gas Project, sewage and solid waste disposal ($5 million), and transportation ($2 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the three months ended June 30, 2006 decreased to 12% from 23% for the same period in 2005, primarily due to the claim margin earned from the Oil and Gas Project in 2005.

Total coal mining margin decreased $3 million or 23% from the same period in 2005.  Coal mining margin as a percentage of coal mining revenue for the three months ended June 30, 2006 decreased to 21% from 30% for the same period in 2005.  The decreases are primarily due to lower fees earned from a mining services contract.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the three months ended June 30, 2006 decreased $4 million from the same period in 2005, primarily due to compensation expense in 2005 related to the vesting of convertible debentures.  As a percentage of revenue, general and administrative expenses for the three months ended June 30, 2006 decreased to 5% as compared to 7% for the same period in 2005 as increased revenues did not require a proportionate increase in general and administrative expenses.

General and administrative expenses related to mining operations remained consistent at $2 million in the second quarter of 2006 as compared to the same period in 2005.  As a percentage of revenue, general and administrative expenses for the three months ended June 30, 2006 remained consistent at 4.2%.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $3 million and $4 million for the three months ended June 30, 2006 and June 30, 2005, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income decreased $4 million for the three months ended June 30, 2006 from the same period in 2005 primarily due to increased foreign exchange losses offset by increased interest income.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the three months ended June 30, 2006, the Company recognized $8 million of minority interest in income of consolidated subsidiaries as compared to $69 million in the same period in 2005.  The majority of this decrease is attributable to the completion of the Oil and Gas Project in 2005.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three months ended June 30, 2006 and June 30, 2005 were 38% and 39% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

Earnings Attributable to Redeemable Common Stock.

As described in Note 3, Redeemable Common Stock, the Company adopted the provisions of SFAS 150 as of January 1, 2006.  SFAS 150 requires that Redeemable Common Stock be recorded as a liability at formula value and that changes in formula value be recorded as an expense on the consolidated condensed statement of operations.  That expense, captioned “Earnings attributable to redeemable common stock” represents the portion of earnings for the period that, at the next annual determination, will increase formula value.

Results of Operations – Six Months 2006 vs. Six Months 2005

Revenue.

Revenue from each of the Company’s segments was:

			Six Months Ended
			June 30,
			2006	2005
			(dollars in millions)

Construction			$2,130	$1,722
Coal Mining			93	84

			$2,223	$1,806

Total construction revenue increased $408 million or 24% from the same period in 2005.  Increases in revenue include numerous construction projects spanning various markets including petroleum ($162 million) exclusive of the Oil and Gas Project, power/heat/cooling ($128 million), transportation ($82 million), water supply/dams ($64 million), sewage and solid waste disposal ($45 million) and commercial building ($15 million).  Offsetting these increases was a decrease in revenue from the Oil and Gas project of $150 million (including $88 million in claim revenue) and a decrease in other claim revenue of $3 million from $9 million in the six months ended June 30, 2005 to $6 million in the six months ended June 30, 2006.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Coal mining revenues increased $9 million or 11% from the same period in 2005. This increase is primarily due to an increased sales price per ton and, to a lesser degree, increased tons sold.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Six Months Ended
	June 30, 2006		June 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$227	$23	$246	$27
General and administrative expenses	(132)	(5)	(134)	(4)
Gain on sale of operating assets	8	-	6	-

Operating income	$103	$18	$118	$23

Margin.

Total construction margin decreased $19 million or 8% from the same period in 2005 primarily due to the substantial completion of the Oil and Gas Project in 2005.  Margin on the Oil and Gas Project decreased a total of $84 million (including $88 million in claim margin).  Offsetting the decrease from 2005 to 2006 on the Oil and Gas Project were increases in margin on numerous construction projects spanning various markets including water supply/dams ($24 million), transportation ($20 million), power/heat/cooling ($16 million), and sewage and solid waste disposal ($11 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the six months ended June 30, 2006 decreased to 11% from 14% for the same period in 2005, primarily due to the claim margin earned from the Oil and Gas Project in 2005.

Total coal mining margin decreased $4 million or 15% from the same period in 2005.  Coal mining margin as a percentage of coal mining revenue for the six months ended June 30, 2006 decreased to 25% from 32% for the same period in 2005.  The decreases are primarily due to lower fees earned from a mining services contract.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the six months ended June 30, 2006 decreased $2 million from the same period in 2005.  As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2006 decreased to 6% as compared to 8% for the same period in 2005 as increased revenues did not require a proportionate increase in general and administrative expenses.

General and administrative expenses related to mining operations increased $1 million in the six months ended June 30, 2006 as compared to the same period in 2005.  As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2006 increased to 5.1% as compared to 4.9% for the same period in 2005.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $8 million and $6 million for the six months ended June 30, 2006 and June 30, 2005, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income decreased $2 million for the six months ended June 30, 2006 from the same period in 2005 primarily due to increased foreign exchange losses offset by increased interest income.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the six months ended June 30, 2006, the Company recognized $11 million of minority interest in income of consolidated subsidiaries as compared to $63 million in the same period in 2005.  The majority of this decrease is attributable to the completion of the Oil and Gas Project in 2005.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the six months ended June 30, 2006 and June 30, 2005 were 38% and 39% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part, by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

Earnings Attributable to Redeemable Common Stock.

As described in Note 3, Redeemable Common Stock, the Company adopted the provisions of SFAS 150 as of January 1, 2006.  SFAS 150 requires that Redeemable Common Stock be recorded as a liability at formula value and that changes in formula value be recorded as an expense on the consolidated condensed statement of operations.  That expense, captioned “Earnings attributable to redeemable common stock” represents the portion of earnings for the period that, at the next annual determination, will increase formula value.

Financial Condition – June 30, 2006 vs. December 31, 2005

Cash and cash equivalents decreased $56 million to $262 million at June 30, 2006 from $318 million at December 31, 2005.  The major items contributing to the decrease were $108 million of capital expenditures, $70 million of repurchases of Redeemable Common Stock and $30 million of dividends paid, offset primarily by $137 million of cash provided by operations and $25 million of net proceeds from available-for-sale securities.

Net cash provided by operating activities for the six months ended June 30, 2006 increased by $115 million to $137 million as compared to $22 million in the same period in 2005.  This increase was primarily due to decreased receivables and increased billings in excess of related costs and earnings resulting from significant mobilization payments on new projects.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2006 increased by $147 million to $72 million as compared to cash provided of $75 million in the same period in 2005.  The increase was primarily due to increased capital expenditures of $45 million from $63 million to $108 million, and decreased net proceeds from available-for-sale securities of $85 million from $110 million to $25 million.  In 2005, available-for-sale securities were sold to partially fund increased repurchases of Redeemable Common Stock caused by a $398 million tender offer and $52 million of repurchases resulting from changes in the roles of certain members of executive management.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the six months ended June 30, 2006 decreased by $460 million to $124 million as compared to $584 million in the same time period in 2005.  This decrease was primarily due to repurchases of Redeemable Common Stock in 2005 caused by a $398 million tender offer and $52 million of repurchases resulting from changes in the roles of certain members of executive management.

Liquidity.

During the six months ended June 30, 2006 and June 30, 2005, the Company expended $108 million and $63 million, respectively, on capital expenditures.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  As of June 30, 2006, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures and as discussed below.  The current portion of long-term debt is $9 million.  The Company paid dividends during the six months ended June 30, 2006 and June 30, 2005 of $30 million and $27 million, respectively.  The Company also has the commitment to repurchase its Redeemable Common Stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 893,000 shares of Redeemable Common Stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the June 30, 2006 formula price is approximately $43 million.

It is customary in the Company’s industry to use standby letters of credit.  At June 30, 2006, the Company had outstanding letters of credit with a number of banks totaling approximately $248 million.  None of the available letters of credit have been drawn upon.

The Company’s current financial condition, together with anticipated cash flows from operations, should be sufficient for immediate cash requirements and future investing activities.  The Company does not have any committed bank credit facilities.  In the past, the Company has been able to borrow on satisfactory terms.  The Company believes that, to the extent necessary, it will likewise be able to borrow funds on acceptable terms for the foreseeable future.

Off-Balance Sheet Arrangements.

During the six months ended June 30, 2006 and June 30, 2005, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 122 million and $U.S. 62 million at June 30, 2006 and December 31, 2005, respectively.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the consolidated condensed balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated condensed statements of operations.

The forward contracts mature monthly in varying amounts between 2006 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At June 30, 2006 and December 31, 2005, the fair value of these forward contracts was a current liability of $3 million and $2 million, respectively, and a long-term liability of less than $0.5 million for both periods.  During the three months ended June 30, 2006 and June 30, 2005, the Company recognized losses on the forward contract of $3 million and gains of $1 million respectively.  During the six months ended June 30, 2006 and June 30, 2005, the Company recognized losses on the forward contracts of $3 million and $1 million, respectively.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $13 million in the event of an increase in the exchange rate, or a loss of approximately $13 million in the event of a decrease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

April 1, 2006 through April 30, 2006	57,201	$47.10
May 1, 2006 through May 31, 2006	26,090	$46.25
June 1, 2006 through June 30, 2006	20,818	$46.25

Total	104,109	$46.72

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

Item 4. Submission of Matters to a Vote of Security Holders.

PKS’s annual meeting of stockholders was held on June 12, 2006.  The holders of 17,779,501 of the 18,303,575 outstanding shares of Redeemable Common Stock were present in person or by proxy at the annual meeting.  At such meeting, the following matters were submitted to a vote and approved by the stockholders:

1.

Approval of the Certificate Amendment.  The stockholders were asked to approve an amendment to the Certificate to revise the definition of “current inside director”.  The amendment was approved by the stockholders.  The votes cast for, against or abstaining were as follows:

Affirmative Votes	Negative Votes	Abstentions

17,698,555	30,747	50,199

2.

Election of Directors.  A slate of nominees for director was proposed by the incumbent directors.  No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

Director Nominee Votes For Withheld

Mogens C. Bay 17,763,662 15,839
Scott L. Cassels 17,763,662 15,839
Richard W. Colf 17,763,662 15,839
Richard Geary 17,762,396 17,105
Bruce E. Grewcock 17,763,662 15,839
Steven Hansen 17,763,662 15,839
Allan K. Kirkwood 17,763,662 15,839
Michael R. McCarthy 17,763,662 15,839
Christopher J. Murphy 17,763,662 15,839
Douglas E. Patterson 17,752,564 26,937
R. Michael Phelps 17,763,662 15,839
Kirk R. Samuelson 17,763,662 15,839
Walter Scott, Jr. 17,762,396 17,105
Thomas S. Shelby 17,763,662 15,839
Kenneth E. Stinson 17,763,662 15,839

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3 Restated Certificate of Incorporation
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

Date: August 8, 2006	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer