Form 10-Q/A
period 2006-06-30
PETER KIEWIT SONS INC /DE/
filed 2006-08-15
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]          Accelerated filer [X]          Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 8, 2006:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 19,406,604

EXPLANATORY NOTE

This Amendment No. 1 to Peter Kiewit Sons’, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006 (the “Form 10-Q”) is being filed solely to correct a typographical error in the number of outstanding shares of the company’s common stock reported on the Cover Page of the Form 10-Q.  The 18,212,394 shares originally reported on the Cover Page to the Form 10-Q should have been 19,406,604 shares.

Except as specified above, there have been no other changes to the Form 10-Q and this Amendment No. 1 continues to speak as of the date of the Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

31.1 Rule 15d-14(a) Certification of Chief Executive Officer.
31.2 Rule 15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2006	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer