Form 10-Q
period 2006-09-30
PETER KIEWIT SONS INC /DE/
filed 2006-11-09
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2006:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 19,380,177

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of September 30, 2006, the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

(signed) KPMG LLP

Omaha, Nebraska
November 8, 2006

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
		2006	2005		2006	2005
	(dollars in millions, except per share data)

Revenue		$1,405	$1,118		$3,628	$2,924
Cost of revenue		(1,167)	(964)		(3,140)	(2,497)

Margin		238	154		488	427

General and administrative expenses		(73)	(69)		(210)	(207)
Gain on sale of operating assets		3	1		11	7

Operating income		168	86		289	227

Other income (expense):
Investment income		12	9		27	22
Interest expense		-	(1)		(2)	(4)
Other, net		1	(2)		(4)	(2)
		13	6		21	16

Income before minority interest, income taxes and earnings attributable to redeemable common stock*		181	92		310	243

Minority interest in income of consolidated subsidiaries		(31)	(12)		(42)	(75)

Income before income taxes and earnings attributable to redeemable common stock*		150	80		268	168

Income tax expense		(58)	(26)		(103)	(60)

Net income before earnings attributable to redeemable common stock*		92	54		165	108

Earnings attributable to redeemable common stock*		(88)	-		(124)	-

Net income		$4	$54		$41	$108

Net earnings per share:
Basic	$	*	$2.93	$	*	$4.28

Diluted	$	*	$2.83	$	*	$4.14

* See Note 3 “Redeemable Common Stock”

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30,
	2006		December 31,
	(unaudited)		2005
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$319		$318
Marketable securities	446		395
Receivables, including retainage of $218 and $221 and
less allowance of $4 and $5	749		634
Unbilled contract revenue	200		179
Contract costs in excess of related revenue	17		22
Investment in nonconsolidated joint ventures	28		14
Deferred income taxes	73		63
Other	35		44

Total current assets		$1,867		$1,669

Property, plant and equipment, at cost	1,370		1,271
Less accumulated depreciation and amortization	(786)		(728)
Net property, plant and equipment		584		543
Other assets		159		158

		$2,610		$2,370

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets, Continued

	September 30,
	2006		December 31,
	(unaudited)		2005
	(dollars in millions)
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $86 and $85	$287		$265
Current portion of long-term debt	9		1
Accrued costs on construction contracts	267		235
Billings in excess of related costs and earnings	412		343
Distributions and costs in excess of investment in nonconsolidated joint ventures	5		6
Accrued insurance costs	87		82
Accrued payroll and payroll taxes	55		53
Other	69		94

Total current liabilities	1,191		1,079

Long-term debt, less current portion	30		38
Deferred income taxes	36		33
Accrued reclamation	27		29

Total liabilities excluding redeemable common stock		$1,284		$1,179

Total redeemable common stock*		1,019		-

Total liabilities including redeemable common stock		2,303		1,179

Minority interest		129		109

Commitments and contingencies

Preferred stock, no par value, 250,000 shares authorized,
no shares outstanding		-		-
Redeemable common stock ($945 million aggregate redemption value at December 31, 2005):
Common stock, $0.01 par value, 125 million shares authorized,
19,730,897 issued and outstanding at December 31, 2005	-		-
Additional paid-in capital	-		239
Accumulated other comprehensive income	-		14
Retained earnings	-		829
Total redeemable common stock*		-		1,082

Excess of assets over liabilities including redeemable
common stock *		178		-

		$2,610		$2,370

* See Note 3 “Redeemable Common Stock”

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(dollars in millions)

Cash flows from operations:
Net cash provided by operations	$256	$189

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	1,312	2,011
Proceeds from maturities of available-for-sale securities	2	16
Purchases of available-for-sale securities	(1,383)	(2,010)
Additions to notes receivable	(2)	(1)
Payments received on notes receivable	3	10
Proceeds from sales of property, plant and equipment	25	16
Acquisitions	-	(30)
Capital expenditures	(153)	(112)
Net cash used in investing activities	(196)	(100)

Cash flows from financing activities:
Payments on long-term debt	(1)	(1)
Issuances of redeemable common stock	55	40
Repurchases of redeemable common stock	(73)	(533)
Dividends paid	(30)	(27)
Minority interest contributions	31	14
Minority interest withdrawals	(46)	(55)
Net cash used in financing activities	(64)	(562)

Effect of exchange rates on cash	5	6

Net increase (decrease) in cash and cash equivalents	1	(467)

Cash and cash equivalents from consolidation of construction joint ventures	-	325

Cash and cash equivalents at beginning of period	318	440

Cash and cash equivalents at end of period	$319	$298

Non-cash investing activities:
Notes payable issued for acquisition	$-	$5

Non-cash financing activities:
Acquisition of coal lease	$-	$39
Conversion of convertible debentures	-	36

See accompanying notes to consolidated condensed financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements 1. Basis of Presentation:

The consolidated condensed balance sheet of Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”) at December 31, 2005 has been condensed from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

When appropriate, items within the consolidated condensed financial statements have been reclassified in the previous periods to conform to current year presentation.

The Company reclassified $345 million of short-term investments to marketable securities on its consolidated condensed balance sheet at December 31, 2005 which were previously presented as cash and cash equivalents.  The purchases and sales related to the investments during the nine months ended September 30, 2006 and September 30, 2005 have been presented on the consolidated condensed statements of cash flows in the investing activities section.  The reclassification had no impact on the Company’s financial position or results of operations for any periods presented.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.  The changes to current practice relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning with the 2008 fiscal year.  The Company is continuing to evaluate the impact of the adoption of SFAS 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for the Company in the fourth quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements 3. Redeemable Common Stock:

The Company’s Redeemable Common Stock is the only class of stock that is issued and outstanding.  Ownership of the Company’s Redeemable Common Stock is generally restricted to directors and active employees of the Company and is conditioned upon the execution of repurchase agreements which restrict the transfer of the Redeemable Common Stock.  The Company is obligated to purchase all Redeemable Common Stock upon the death or termination of the employment of a stockholder at the formula price computed pursuant to PKS’ Restated Certificate of Incorporation.  Additionally, the Redeemable Common Stock has no active market, can only be sold to the Company, and represents claims that have no priority over any other claims upon liquidation.

Effective January 1, 2006, the Company began accounting for the Redeemable Common Stock under the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Since the Company is obligated to purchase all Redeemable Common Stock upon death or termination of a stockholder’s employment, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at formula value and presented as a liability on the balance sheet.  The formula value of the Redeemable Common Stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities (“Construction PP&E”)), reduced by total liabilities (excluding the liability for Redeemable Common Stock) and minority interest.  Any excess of assets over liabilities, which consists entirely of the net book value of the Construction PP&E (approximately $178 million at September 30, 2006), is presented as “Excess of assets over liabilities including redeemable common stock.”  Period to period changes in formula value represent an expense in the consolidated condensed statement of operations captioned “Earnings attributable to redeemable common stock” beginning in 2006.  Period to period changes in Construction PP&E are not attributable to Redeemable Common Stock and therefore, represent “Net income” beginning in 2006 on the consolidated condensed statement of operations.  Since formula value of the Redeemable Common Stock is based on the book value of the Company, the SFAS 150 earnings attributable to redeemable common stock offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share beginning in 2006.  These accounting and presentation changes have occurred despite the fact that the underlying nature and terms of the Company’s Redeemable Common Stock have not changed.

Prior to the adoption of SFAS 150, the Company accounted for the Redeemable Common Stock under Emerging Issues Task Force (“EITF”) Issue No. 87-23, “Book Value Stock Purchase Plans” (“EITF No. 87-23”), whereby changes in the aggregate redemption value of the Redeemable Common Stock are not recognized as an expense.  Additionally, the Company presented the Redeemable Common Stock as mezzanine equity on the consolidated balance sheets.  As of January 1, 2006, SFAS No. 123-R, “Share-Based Payment,” preempts the provisions of EITF No. 87-23 for the Company and replaces them with those of SFAS 150.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements 3. Redeemable Common Stock, Continued:

The changes in the components of the Redeemable Common Stock for the nine months ended September 30, 2006 were as follows:

	Redeemable Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(dollars in millions)

December 31, 2005 balance, $0.01 par
value, 125 million shares authorized,
19,730,897 issued and outstanding	$-	$239	$14	$829	$1,082

Issuances of redeemable common stock	-	55	-	-	55
Dividends	-	-	-	(30)	(30)
Repurchases of redeemable common
stock	-	(19)	-	(54)	(73)
Cumulative change in accounting
principle, net of tax	-	-	-	(8)	(8)

Comprehensive income:
Net income before earnings
attributable to redeemable
common stock	-	-	-	165	165
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	4	-	4
Change in unrealized holding gain	-	-	2	-	2

Total other comprehensive income					6

Total comprehensive income					171

September 30, 2006 balance, $0.01 par
value, 125 million shares authorized,
19,387,114 issued and outstanding	$-	$275	$20	$902	$1,197

Excess of assets over liabilities					(178)

Total redeemable common stock					$1,019

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

3.

Redeemable Common Stock, Continued:

The changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2006 and the year ended December 31, 2005 were as follows:

	2006	2005
	(dollars in millions)

Balance at beginning of period	$14	$9

Unrealized holding gain arising during period	3	1
Tax expense	(1)	-

Foreign currency translation adjustments	6	7
Tax expense	(2)	(3)

Balance at end of period	$20	$14

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

5. Earnings Per Share:

For the three and nine months ended September 30, 2005, basic earnings per share was computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents.  As described in Note 3, earnings per share for the three and nine months ended September 30, 2006 has not been presented consistent with the adoption of SFAS 150.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements

5. Earnings Per Share, Continued:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income available to common stockholders (in millions)	$54	$108

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	*

Net income for diluted shares	$54	$108

Total number of weighted average shares outstanding used to
compute basic earnings per share (in thousands)	18,395	25,148

Additional dilutive shares assuming
conversion of convertible debentures	687	919

Total number of shares used to compute
diluted earnings per share	19,082	26,067

Net income per share:
Basic	$2.93	$4.28

Diluted	$2.83	$4.14

* Interest expense attributable to convertible debentures was less than $0.5 million, net of tax.

6. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 118 million and $U.S. 62 million at September 30, 2006 and December 31, 2005, respectively.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the consolidated condensed balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated condensed statements of operations.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

6.

Disclosures about Fair Value of Financial Instruments, Continued:

The forward contracts mature monthly in varying amounts between 2006 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At September 30, 2006 and December 31, 2005, the fair value of these forward contracts was a current liability of $2 million for both periods and a long-term liability of less than $0.5 million for both periods.  During the three months ended September 30, 2006 and September 30, 2005, the Company recognized losses on the forward contracts of less than $0.5 million and $2 million, respectively.  During the nine months ended September 30, 2006 and September 30, 2005, the Company recognized losses on the forward contracts of $3 million for both periods.

7. Segment Data:

The Company has two reportable segments, construction and coal mining.

Intersegment sales, if any, are recorded at cost and are eliminated upon consolidation.  There were no intersegment sales for the three and nine months ended September 30, 2006 and September 30, 2005.  Operating income is comprised of net sales less all identifiable operating expenses, general and administrative expenses, gain on sale of operating assets and depreciation and amortization.  Investment income and interest expense have been excluded from segment operations.

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,352	$53	$1,072	$46

Depreciation and amortization	$23	$4	$14	$5

Operating income	$156	$12	$78	$8

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$3,482	$146	$2,794	$130

Depreciation and amortization	$69	$11	$59	$16

Operating income	$259	$30	$196	$31

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

8. Other Matters:

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

During the nine months ended September 30, 2006 and September 30, 2005, the Company recognized additional operating income of $8 million and $101 million, respectively, of claim settlements on construction projects.

It is customary in the Company’s industry to use standby letters of credit.  At September 30, 2006, the Company had outstanding letters of credit with a number of banks totaling approximately $253 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 893,000 shares of Redeemable Common Stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at  September 30, 2006 would be approximately $47 million.

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

For the twelve months ended September 30, 2006 and September 30, 2005, public contracts accounted for approximately 70% and 60%, respectively, of the combined prices of construction contracts awarded to the Company.  For the nine months ended September 30, 2006 and September 30, 2005, public contracts accounted for approximately 57% and 63%, respectively, of construction revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects.  During the nine months ended September 30, 2006 and September 30, 2005, the Company derived approximately 81% and 87%, respectively, of its construction joint venture revenue from sponsored joint ventures and approximately 19% and 13%, respectively, from non-sponsored joint ventures.  Construction joint venture revenue accounted for approximately 28% and 33% of total construction revenue for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula value of the Company’s Redeemable Common Stock is based upon the Company’s book value, formula value is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations – Third Quarter 2006 vs. Third Quarter 2005

Revenue.

Revenue from each of the Company’s segments was:
	Three Months Ended September 30,
	2006	2005
	(dollars in millions)

Construction	$1,352	$1,072
Coal Mining	53	46

	$1,405	$1,118

Total construction revenue increased $280 million or 26% from the same period in 2005, consistent with increases in backlog over the past year.  Increases in revenue from the third quarter of 2005 to the third quarter of 2006 include numerous construction projects spanning various markets including petroleum ($103 million), transportation ($68 million), power/heat/cooling ($54 million), sewage and solid waste disposal ($27 million) and water supply/dams ($22 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction contract backlog at September 30, 2006 and September 30, 2005 was $6.1 billion and $5.3 billion, respectively.  Additionally, the Company was low bidder on $0.8 billion and $0.9 billion of construction jobs that had not been awarded at September 30, 2006 and September 30, 2005, respectively.  Foreign operations, located primarily in Canada, represent 13% and 18% of construction backlog at September 30, 2006 and September 30, 2005, respectively.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 37% and 38% of total backlog at September 30, 2006 and September 30, 2005, respectively.

Coal mining revenues increased $7 million or 15% from the same period in 2005. This increase is primarily due to increased tons sold and, to a lesser degree, an increased sales price per ton.

Coal mining sales backlog at September 30, 2006 and September 30, 2005 was approximately 130 million and 103 million tons of coal, respectively.  The remaining terms on these contracts range from less than 1 year to 20 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Three Months Ended
	September 30, 2006		September 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$224	$14	$142	$12
General and administrative expenses	(71)	(2)	(65)	(4)
Gain on sale of operating assets	3	-	1	-

Operating income	$156	$12	$78	$8

Margin.

Total construction margin increased $82 million or 58% from the same period in 2005.  The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($22 million), power/heat/cooling ($13 million), water supply/dams ($8 million) and petroleum ($6 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the three months ended September 30, 2006 increased to 17% from 13% for the same period in 2005.  The increase is primarily driven by the finalization of a $94 million change order on a large transportation project that is nearing completion.

Total coal mining margin increased $2 million or 17% from the same period in 2005.  This increase is primarily due to increased tons sold and, to a lesser degree, an increased sales price per ton.  Coal mining margin as a percentage of coal mining revenue for the three months ended September 30, 2006 remained flat at 26% for the same period in 2005.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the three months ended September 30, 2006 increased $6 million from the same period in 2005 due primarily to increased estimating and travel expenses.  As a percentage of construction revenue, general and administrative expenses for the three months ended September 30, 2006 decreased to 5% as compared to 6% for the same period in 2005 due primarily to prior year’s compensation expense related to the vesting of convertible debentures that became fully vested and were converted in 2005.

General and administrative expenses related to mining operations decreased $2 million in the third quarter of 2006 as compared to the same period in 2005.  As a percentage of coal mining revenue, general and administrative expenses for the three months ended September 30, 2006 decreased to 4% from 9%.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $3 million and $1 million for the three months ended September 30, 2006 and September 30, 2005, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income increased $7 million for the three months ended September 30, 2006 from the same period in 2005 primarily due to decreased foreign exchange losses and increased interest income.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the three months ended September 30, 2006, the Company recognized $31 million of minority interest in income of consolidated subsidiaries as compared to $12 million in the same period in 2005.  The increase is primarily driven by the finalization of a $94 million change order on a large transportation project that is nearing completion.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three months ended September 30, 2006 and September 30, 2005 were 39% and 33% respectively.  The 2006 rate differs from the federal statutory rate of 35% primarily due to state income taxes, offset in part by the deduction for domestic production activities, tax exempt interest income and percentage depletion.  The 2005 effective tax rate is less than the federal statutory rate due to percentage depletion, the deduction for domestic production activities and federal and state research and development tax credits claimed for prior years partially offset by state income taxes and nondeductible debenture compensation expense.

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

Results of Operations – Nine Months 2006 vs. Nine Months 2005

Revenue.

Revenue from each of the Company’s segments was:

			Nine Months Ended
			September 30,
			2006	2005
			(dollars in millions)

Construction			$3,482	$2,794
Coal Mining			146	130

			$3,628	$2,924

Total construction revenue increased $688 million or 25% from the same period in 2005, consistent with increases in backlog over the past year.  Increases in revenue include numerous construction projects spanning various markets including petroleum ($264 million) exclusive of a large oil and gas joint venture project located in Newfoundland, Canada (“Oil and Gas Project”), power/heat/cooling ($182 million), transportation ($150 million), water supply/dams ($86 million), sewage and solid waste disposal ($74 million) and commercial building ($25 million).  Offsetting these increases was a decrease in revenue from the Oil and Gas Project of $165 million (including $88 million in claim revenue) as the Oil and Gas Project was substantially completed in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Coal mining revenues increased $16 million or 12% from the same period in 2005. This increase is due to an increased sales price per ton and increased tons sold.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	Nine Months Ended
	September 30, 2006		September 30, 2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$451	$37	$388	$39
General and administrative expenses	(203)	(7)	(199)	(8)
Gain on sale of operating assets	11	-	7	-

Operating income	$259	$30	$196	$31

Margin.

Total construction margin increased $63 million or 16% from the same period in 2005.  The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($42 million), water supply/dams ($33 million), power/heat/cooling ($30 million), petroleum ($20 million) (exclusive of the Oil and Gas Project), and sewage and solid waste disposal ($12 million).  Margin on the Oil and Gas Project decreased a total of $76 million (including $88 million in claim margin) as the Oil and Gas Project was substantially completed in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the nine months ended September 30, 2006 decreased to 13% from 14% for the same period in 2005.

Total coal mining margin decreased $2 million or 5% from the same period in 2005.  Coal mining margin as a percentage of coal mining revenue for the nine months ended September 30, 2006 decreased to 25% from 30% for the same period in 2005.  The decreases are primarily due to lower fees earned from a mining services contract.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the nine months ended September 30, 2006 increased $4 million from the same period in 2005.  The increase is primarily due to increased salaries and benefits, partially offset by a decrease in debenture compensation expense.  As a percentage of construction revenue, general and administrative expenses for the nine months ended September 30, 2006 decreased to 6% as compared to 7% for the same period in 2005 due to prior year’s compensation expense related to the vesting of convertible debentures and the fact that increased revenues did not require a proportionate increase in general and administrative expenses.

General and administrative expenses related to mining operations decreased $1 million in the nine months ended September 30, 2006 as compared to the same period in 2005.  As a percentage of coal mining revenue, general and administrative expenses for the nine months ended September 30, 2006 decreased to 5% as compared to 6%.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment were $11 million and $7 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income increased $5 million for the nine months ended September 30, 2006 from the same period in 2005 primarily due to increased interest income driven by increased interest rates.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the nine months ended September 30, 2006, the Company recognized $42 million of minority interest in income of consolidated subsidiaries as compared to $75 million in the same period in 2005.  The majority of this decrease is attributable to the completion of the Oil and Gas Project in 2005.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the nine months ended September 30, 2006 and September 30, 2005 were 38% and 36% respectively.  The 2006 rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part, by the deduction for domestic production activities, tax exempt interest income and percentage depletion.  The 2005 effective tax rate differs from the federal statutory rate due to state income taxes and nondeductible debenture compensation expense partially offset by percentage depletion, the deduction for domestic production activities and federal and state research and development tax credits claimed for prior years.

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

Financial Condition – September 30, 2006 vs. December 31, 2005

Cash and cash equivalents increased $1 million to $319 million at September 30, 2006 from $318 million at December 31, 2005.  The major items contributing to the increase were cash provided by operations of $256 million offset primarily by capital expenditures of $153 million, dividends paid of $30 million and net purchases of available for sale securities of $71 million.

Net cash provided by operating activities for the nine months ended September 30, 2006 increased by $67 million to $256 million as compared to $189 million in the same period in 2005 primarily due to increased operating income.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2006 increased by $96 million to $196 million as compared to cash used of $100 million in the same period in 2005.  The increase was primarily due to increased capital expenditures of $41 million from $112 million to $153 million, and increased net purchases of available-for-sale securities of $72 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the nine months ended September 30, 2006 decreased by $498 million to $64 million as compared to $562 million in the same time period in 2005.  This decrease was primarily due to repurchases of Redeemable Common Stock in 2005 caused by a $398 million tender offer and $52 million of repurchases resulting from changes in the roles of certain members of executive management.

Liquidity.

During the nine months ended September 30, 2006 and September 30, 2005, the Company expended $153 million and $142 million, respectively, on capital expenditures and acquisitions.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  As of September 30, 2006, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures and as discussed below.  The current portion of long-term debt is $9 million.  The Company paid dividends during the nine months ended September 30, 2006 and September 30, 2005 of $30 million and $27 million, respectively.  The Company also has the commitment to repurchase its Redeemable Common Stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 893,000 shares of Redeemable Common Stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at September 30, 2006 would be approximately $47 million.

It is customary in the Company’s industry to use standby letters of credit.  At September 30, 2006, the Company had outstanding letters of credit with a number of banks totaling approximately $253 million.  None of the available letters of credit have been drawn upon.

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

Off-Balance Sheet Arrangements.

During the nine months ended September 30, 2006 and September 30, 2005, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 118 million and $U.S. 62 million at September 30, 2006 and December 31, 2005, respectively.  The forward contracts will offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in liabilities in the consolidated condensed balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated condensed statements of operations.

The forward contracts mature monthly in varying amounts between 2006 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At September 30, 2006 and December 31, 2005, the fair value of these forward contracts was a current liability of $2 million for both periods, and a long-term liability of less than $0.5 million for both periods.  During the three months ended September 30, 2006 and September 30, 2005, the Company recognized losses on the forward contract of less than $0.5 million and $2 million respectively.  During the nine months ended September 30, 2006 and September 30, 2005, the Company recognized losses on the forward contracts of $3 million for both periods.  A 10% change in the Canadian/U.S. exchange rate would result in a gain of approximately $9 million in the event of an increase in the exchange rate, or a loss of approximately $9 million in the event of a decrease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

July 1, 2006 through July 31, 2006	44,273	$46.25
August 1, 2006 through August 31, 2006	11,192	$46.25
September 1, 2006 through September 30, 2006	8,278	$46.25

Total	63,743	$46.25

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

Date: November 8, 2006	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer