Form 10-K
period 2006-12-30
PETER KIEWIT SONS INC /DE/
filed 2007-02-27
CIK 1044430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 30, 2006	000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware	91-1842817
(State of Incorporation)	(I.R.S. Employer Identification No.)
Kiewit Plaza, Omaha, Nebraska	68131
(Address of principal executive offices)	(Zip Code)

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

18,560,855 shares of the registrant’s $0.01 par value Common Stock were issued and outstanding on February 27, 2007.

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

General.

The Company is one of the largest construction contractors in the United States and Canada. The Company is also engaged in the coal mining business.  See Note 15 of the “Notes to Consolidated Financial Statements” for revenue, operating income and total assets by segment.  PKS was incorporated in Delaware in 1997, and is a successor to a Delaware corporation that was incorporated in 1941, which itself was the successor of a construction business enterprise founded in Omaha, Nebraska in 1884.

The Construction Business.

The Company performs construction services for a broad range of public and private customers primarily in the United States and Canada.  New contract awards during 2006 and 2005 were distributed among the following construction markets (approximately, by percentage of the total construction contract value) and construction revenue earned during 2006 and 2005 was distributed among the following construction markets (approximately, by percentage of the total construction revenue earned):

	2006		2005
Market	New Contract Awards	Construction Revenue Earned	New Contract Awards	Construction Revenue Earned

Transportation (including highways, bridges, airports, mass transit and rail)	37%	45%	42%	50%
Power/heat/cooling	19%	15%	17%	6%
Commercial building	11%	8%	10%	9%
Sewage and solid waste	9%	4%	7%	2%
Petroleum	9%	9%	4%	11%
Water supply/dams	7%	7%	6%	7%
Electrical	6%	4%	7%	7%
Mining	-	3%	4%	3%
All other markets	2%	5%	3%	5%

	100%	100%	100%	100%

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

Contract Types.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable (cost-plus) contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed. Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity.  In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

Government Contracts.

Public contracts accounted for approximately 63% in 2006 and 70% in 2005, respectively, of the dollar value of construction contracts awarded to the Company and 61% in 2006 and 63% in 2005, respectively, of construction revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government agencies under fixed price contracts after competitive bidding.  During 2006 and 2005, construction revenue recognized from a single public owner represented 9% and 11%, respectively, of the Company’s total revenue.

Competition.

A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds and its reputation for quality, timeliness, experience, and financial strength. The construction industry is highly competitive and lacks firms with dominant market power.  In 2006, Engineering News Record, a construction trade publication, ranked the Company as the eighth largest United States contractor in terms of 2005 revenue.  In terms of 2005 revenue, it ranked the Company as the second largest in the Domestic Heavy Contractor market and second in the Transportation market. It also ranked the Company in the top fifteen of various other construction markets and ranked it the ninth largest Contractor by New Contracts in terms of 2005 contract revenue.

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

Backlog.

At the end of 2006 and 2005, the Company had construction backlog (anticipated revenue from uncompleted contracts) of approximately $6.3 billion and $5.8 billion, respectively.  Of current construction backlog, approximately $2.8 billion is not expected to be completed during 2007.  Additionally, the Company was low or selected bidder on $0.8 billion and $2.1 billion of jobs that had not yet been awarded at December 30, 2006 and December 31, 2005, respectively.  In 2006, the Company was awarded 212 jobs with total contract prices of approximately $4.0 billion and an average price of approximately $19 million per job and in 2005, the Company was awarded 241 jobs with total contract prices of approximately $4.5 billion and an average price of approximately $19 million per job.  There were 38 new projects with contract prices over $25 million, accounting for approximately 80% of the successful bid volume.  The Company’s 10 largest jobs in backlog make up 40% of total backlog at December 30, 2006 and 38% as of December 31, 2005.  A single owner makes up approximately 9% and 10% of total construction backlog at December 30, 2006 and December 31, 2005, respectively.

Joint Ventures.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular projects.  In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers would be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During 2006 and 2005, the Company derived approximately 79% and 86%, respectively, of its construction joint venture revenue from sponsored joint ventures.  Joint venture revenue accounted for approximately 27% and 31% of its 2006 and 2005 total construction revenue, respectively.

Locations.

The Company has 21 principal construction operating offices located throughout North America, including its headquarters located in Omaha, Nebraska.  Through its decentralized system of management, the Company has been able to quickly respond to changes in local markets.  During 2006, the Company had construction projects in 36 states and 7 Canadian provinces.  Financial information about geographic areas for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 is included in Note 15 of the "Notes to Consolidated Financial Statements."

The Coal Mining Business.

The Company owns and operates the Calvert Mine located in Texas and the Buckskin Mine located in Wyoming.  Each is a surface mining operation that produces coal used in domestic coal-fired electric generation facilities.  The Company produced and sold 25 million tons of coal from these mines in 2006.  The Company also manages two active surface coal mines located in the western United States.

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

Customers.

Three significant customers accounted for 23%, 16% and 11% of the 2006 coal mining business segment revenue, and 30%, 15% and 11% of the 2005 coal mining business segment revenue.

Long-term Coal Supply Contracts and Backlog.

The Company’s coal sales generally are made under multi-year supply contracts.  At the end of 2006 and 2005, the Company had a sales backlog of approximately 122 million and 121 million tons of coal, respectively.  The remaining terms on these contracts range from less than 1 year to 20 years.

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

Environmental Protection.

Compliance with the United States, Canadian, state, provincial and local provisions regulating the discharge of materials into the environment, land restoration or otherwise relating to the protection of the environment, has not and is not expected to have a material effect upon the capital expenditures, results of operations, or competitive position of the Company’s operations except for reclamation accruals as described in Note 12 of the consolidated financial statements.

Employees.

At the end of 2006, the Company employed approximately 14,700 people.  Included in this number are approximately 7,100 employees subject to various collective bargaining agreements with labor unions.  During 2006, the Company was a participant in approximately 217 collective bargaining agreements.  These agreements typically expire within 1 to 3 years.  The Company considers relations with its employees and labor unions to be good.

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

Item 1A. Risk Factors.

The risks associated with the businesses of the Company include all of the risks inherent in the construction and coal mining businesses, including, but not limited to:

The risks associated with increasing competition in the businesses.

Market competition can adversely affect the results of the Company’s operations.  A contractor's competitive position is based primarily on its prices for construction services, ability to obtain performance bonds, its reputation for quality, timeliness, experience and financial strength.  The construction industry is highly competitive and lacks firms with dominant market power.  The Company may or may not secure work by being the lowest bidder on competitive construction projects.

The coal mining industry is highly competitive.  The Company not only competes with other domestic and foreign coal suppliers, some of whom are larger, but also with alternative methods of generating electricity.

The risk of attracting and retaining qualified personnel in a competitive environment.

The Company is dependent upon its ability to attract and retain highly qualified managerial, technical and business development personnel.  The Company can not be certain that it will retain key managerial, technical and business development personnel or that it will be able to attract and assimilate key personnel in the future.  Failure to retain or attract such personnel could adversely affect the Company’s future business operations, financial position, future results of operations and future cash flows.

The impact on the businesses of changes in national and regional economies.

The volume and profitability of the Company's construction operations depend to a significant extent upon the general state of the economies of the United States and Canada.  The construction business is dependent on the volume of work available to contractors.

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

The Company’s mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time.  The Company is exposed to commodity price risk related to its purchase of diesel fuel and explosives.  Further, the Company is subject to price and availability risks related to other significant inputs that include tires and specialized mining equipment.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions, can impact the Company’s levels of production and production costs.

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

The Construction Business.

The Company has 20 construction district offices located in Arizona, California, Colorado, Georgia, Kansas, Massachusetts, Nebraska, New Jersey, Texas, Washington, Alberta and Quebec, 12 of which are owned and 8 of which are leased facilities.  The Company also has 24 construction area offices located in Alaska, Arkansas, California, Colorado, Florida, Hawaii, Illinois, Nebraska, New Mexico, New York, Texas, Washington, Alberta, British Columbia and Ontario, 4 of which are owned and 20 of which are leased facilities.  The Company owns or leases numerous shops, equipment yards, storage facilities, warehouses and construction material quarries.  Since construction projects are inherently temporary and location-specific, the Company owns approximately 1,700 portable offices, shops and transport trailers.  The Company has a large construction equipment fleet, including approximately 4,500 trucks, pickups and automobiles and 1,800 heavy construction vehicles, such as graders, scrapers, backhoes and cranes.

The Coal Mining Business.

The Company’s two coal mines, the Calvert Mine and the Buckskin Mine, are located in Robertson County, Texas and Campbell County, Wyoming, respectively.  The Company has a significant coal mining equipment fleet, including 1 dragline, 8 shovels/excavators, 94 other heavy mining vehicles and approximately 100 trucks, pickups, automobiles and transport trailers.

The Company estimates that its total recoverable coal reserves are in excess of 548 million tons, pursuant to federal and private coal leases. The yield from the mining of these reserves is based on an estimate of volume that can be economically and legally extracted to meet current market demand. The Company’s reserve estimates are prepared by experienced mining engineers and other operating personnel of the Company using drilling and geological studies in conjunction with mine planning software. The following table summarizes the Company’s principal mine locations and estimated reserves at December 30, 2006:

	Annual Production	Nature of	Years Until Reserve	Estimated Reserves
Mine	(in millions of tons)	Interest	Depletion	(in millions of tons)

Buckskin Mine	23	Leased	20	511

Calvert Mine	2	Leased	19	37

Item 3. Legal Proceedings.

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the three months ended December 30, 2006.

Item 4A. Executive Officers of the Registrant.

The table below shows information as of February 27, 2007, about each executive officer of PKS, including his business experience during the past five years. PKS’ executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name	Business Experience	Age

Scott L. Cassels

Mr. Cassels has been a Division Manager of PKS since May 2002.  Mr. Cassels has been a Senior Vice President of Kiewit Corporation, a subsidiary of PKS, since December 2004, a Senior Vice President of Kiewit Construction Company, a subsidiary of PKS, since June 2002 and President of Gilbert Industrial Corporation, a subsidiary of PKS, since June 2002.  Mr. Cassels was President of Gilbert Central Corp., a subsidiary of PKS, from June 2002 until June 2003 and was President of Kiewit Southern Co., a subsidiary of PKS, from August 1994 until June 2002.  Mr. Cassels has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.

		48

John B. Chapman	Mr. Chapman has been Vice President of Human Resources and Administration of PKS since August 1997.	61

Richard W. Colf	Mr. Colf has been an Executive Vice President of PKS since July 1998. Mr. Colf has been an Executive Vice President of Kiewit Corporation since December 2004 and an Executive Vice President of Kiewit Pacific Co., a subsidiary of PKS, since September 1998. Mr. Colf has been a director of PKS since August 1997 and is a member of the Executive Committee of PKS’ board of directors. Mr. Colf was first elected to the board of directors of PKS’ former parent corporation in 1994.	63

Bruce E. Grewcock	Mr. Grewcock has been Chief Executive Officer of PKS since December 2004 and President of PKS since December 2000. Mr. Grewcock was Chief Operating Officer of PKS from December 2000 until December 2004 and was an Executive Vice President of PKS from August 1997 until December 2000. Mr. Grewcock has been President and Chief Executive Officer of Kiewit Corporation since December 2004. Mr. Grewcock has been a director of PKS since August 1997 and is a member of the Executive Committee of the Board. Mr. Grewcock was first elected to the board of directors of PKS’ former parent corporation in 1994.	53

Steven Hansen	Mr. Hansen has been a Division Manager of PKS since December 1997. Mr. Hansen has been a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 1999 and a Senior Vice President of Kiewit Pacific Co. since June 1998. Mr. Hansen has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.	60

Ben E. Muraskin	Mr. Muraskin has been the Treasurer of PKS since June 2003 and a Vice President of PKS since January 2000. Mr. Muraskin is currently a director of Kiewit Investment Fund LLLP.	42

Christopher J. Murphy

Mr. Murphy has been a Division Manager and Vice President of PKS since August 2004.  Mr. Murphy has been a Senior Vice President of Kiewit Corporation since December 2004 and President of Kiewit Mining Group Inc., a subsidiary of PKS, since October 2005.  Mr. Murphy was President of Rinker Materials Corporation’s Western United States Division from October 2002 until August 2004.  Mr. Murphy was a Director, President and Chief Executive Officer of Kiewit Materials Company, a former subsidiary of PKS, from June 2000 until October 2002.  Prior to serving as Director, President and Chief Executive Officer of Kiewit Materials Company, since January 1980, Mr. Murphy held various positions with Decker Coal Company and Kiewit Mining Group Inc.  Mr. Murphy has been a director of PKS since June 2006.

		52

Douglas E. Patterson	Mr. Patterson has been an Executive Vice President of PKS since November 2001. Mr. Patterson has been an Executive Vice President of Kiewit Corporation since December 2004. Mr. Patterson has been a director of PKS since June 2001 and is a member of the Executive Committee of PKS’ board of directors.	55

R. Michael Phelps	Mr. Phelps has been a Division Manager of PKS since May 1999. Mr. Phelps has been a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 2004, a Senior Vice President of Kiewit Pacific Co. since June 1999, and a Senior Vice President of Kiewit Western Co., a subsidiary of PKS, since July 1999. Mr. Phelps has been a director of PKS since June 2004 and is a member of the Executive Committee of PKS’ board of directors.	53

Michael J. Piechoski	Mr. Piechoski has been a Senior Vice President of PKS since December 2004 and Chief Financial Officer of PKS since November 2002. Mr. Piechoski was a Vice President of PKS from June 2000 until December 2004. Mr. Piechoski was Treasurer of PKS from June 2000 until June 2003.	52

Kirk R. Samuelson	Mr. Samuelson has been a Division Manager of PKS since November 2001. Mr. Samuelson has been a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 2002, a Senior Vice President of Kiewit Pacific Co. since June 2005, a Senior Vice President of Kiewit Western Co. since June 2002 and President of Kiewit Federal Group Inc., a subsidiary of PKS, since June 2005. Mr. Samuelson has been a director of PKS’ board of directors since June 2006.	49

Tobin A. Schropp	Mr. Schropp has been a Senior Vice President of PKS since November 2002 and General Counsel and Secretary of PKS since September 1998. Mr. Schropp was a Vice President of PKS from September 1998 until November 2002.	44

Thomas S. Shelby	Mr. Shelby has been a Division Manager of PKS since June 2004. Mr. Shelby has been a Senior Vice President of Kiewit Corporation since December 2004, a Senior Vice President of Kiewit Construction Company since June 2004, President of Kiewit Energy Group Inc., a subsidiary of PKS, since June 2005 and was the President of Kiewit Industrial Co., a subsidiary of PKS, from June 2001 to June 2004. Mr. Shelby has been a director of PKS since June 2006.	48

Michael J. Whetstine	Mr. Whetstine has been the Controller and Assistant Secretary of PKS since September 2003. Mr. Whetstine has been a Vice President and the Controller of Kiewit Corporation since December 2004. Mr. Whetstine served as Controller for DTN Corporation from January 2001 until August 2003.	40

PKS has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers that applies to PKS’ Chief Executive Officer, Chief Financial Officer and Controller.  A copy of the Code of Ethics has been filed with the Securities and Exchange Commission and is referenced as Exhibit 14 to this Annual Report.  If PKS makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics, PKS will disclose such information on a Current Report on Form 8-K with the Securities and Exchange Commission.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

As of December 30, 2006, PKS’ $0.01 par value redeemable common stock (“redeemable common stock”) was not listed on any national securities exchange or the NASDAQ National Market and there is no established public trading market for the redeemable common stock.

Repurchases.

Period	Total Number of Shares of Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

October 1, 2006 through October 31, 2006	6,937	$46.25
November 1, 2006 through November 30, 2006	-	-
December 1, 2006 through December 30, 2006	-	-

Total	6,937	$46.25

Pursuant to the terms of PKS’ Restated Certificate of Incorporation (“Certificate”), PKS is required to repurchase shares of redeemable common stock at a formula value, generally upon demand.  Redeemable common stock can generally be issued only to directors of PKS and employees of the Company and can be resold only to PKS at a formula value based on the year-end book value of PKS.

Formula Value.

The formula value of the redeemable common stock is based on the book value of PKS.  A significant element of the redeemable common stock formula value is the subtraction of the book value of property, plant and equipment used in the Company’s construction activities (approximately $176 million at December 30, 2006).

Restrictions.

Ownership of redeemable common stock is generally restricted to directors of PKS and active employees of the Company and is also conditioned upon the execution of repurchase agreements which restrict the transfer of the redeemable common stock.  Upon retirement, termination of employment, or death, PKS is required to repurchase the redeemable common stock at the applicable formula value, generally upon demand.

Stockholders.

On February 27, 2007, PKS had the following numbers of stockholders and outstanding shares:

Class of Stock	Stockholders	Outstanding Shares
Redeemable common stock	1,722	18,560,855

Dividends and Prices.

The chart below sets forth the cash dividends declared and paid on the redeemable common stock during 2006 and 2005 and the formula value after each dividend payment.

Dividend Declared	Dividend Paid	Dividend Per Share	Price Adjusted	Formula Price

January 4, 2005	January 5, 2005	$0.45	January 5, 2005	$38.05
April 22, 2005	May 2, 2005	$0.50	May 2, 2005	$37.55
January 4, 2006	January 5, 2006	$0.80	January 5, 2006	$47.10
April 28, 2006	May 1, 2006	$0.85	May 1, 2006	$46.25

PKS’ current dividend policy is to pay a regular cash dividend on redeemable common stock based on a percentage of the prior year’s net income before earnings attributable to redeemable common stock.

Subsequent to the year ended December 30, 2006, the Company declared and paid a dividend of $0.90 per share to shareholders of record at the close of business on January 4, 2007.

Performance Graph.

The Company’s redeemable common stock is not publicly traded. The Company’s Certificate contains a formula pursuant to which the redeemable common stock is valued. The graph below compares the cumulative total return (stock appreciation plus reinvested dividends) of the redeemable common stock for the five-year period 2002 through 2006, with the Standard and Poors’ Composite 500 Index and the Dow Jones Heavy Construction Index - US. Pursuant to the Certificate, for all periods presented in the graph below, the redeemable common stock was valued at the formula value determined by the Certificate at the end of the Company's fiscal year, reduced by dividends declared subsequent to such year-end.  For purposes of the graph, it has been assumed that dividends were immediately reinvested in additional shares of redeemable common stock, although such reinvestment was not permitted in actual practice. Although the Company’s fiscal year ended on the last Saturday in December, the redeemable common stock is compared against indexes which assume a fiscal year ending December 31.

The graph assumes that the value of the investment was $100 on December 31, 2001, and that all dividends and other distributions were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG PETER KIEWIT SONS', INC. REDEEMABLE COMMON STOCK, THE S&P 500 INDEX, AND THE DOW JONES HEAVY CONSTRUCTION INDEX

Peter Kiewit Sons', Inc. Redeemable Common Stock
S&P 500 Index
Dow Jones Heavy Construction Index - US
$350
$300
$250
$200
$150
$100
$50
$-
Dollars
2001
2002
2003
2004
2005
2006

	2001	2002	2003	2004	2005	2006
Peter Kiewit Sons', Inc. Redeemable Common Stock	100	130	160	192	245	308
S&P 500 Index	100	78	100	111	116	134
Dow Jones Heavy Construction Index - US	100	84	114	139	200	250

Item 6. Selected Financial Data.

The following table presents selected historical financial data of the Company as of and for the fiscal years ended 2002 through 2006, and is derived from the Company’s historical consolidated financial statements and the notes to those financial statements.

	Fiscal Year Ended
	2006		2005	2004	2003	2002
Results of operations:
Revenue		$5,049	$4,145	$3,358	$3,380	$3,699

Net income before earnings attributable to redeemable common stock		$274	$228	$201	$157	$193

Net income (1)		$39	$228	$201	$157	$193

Per common share: (2)
Basic:	$	n/a	$9.56	$6.62	$5.38	$6.37
Diluted:	$	n/a	$9.31	$6.38	$5.18	$6.08

Dividends (3)		$1.65	$0.95	$0.45	$0.80	$0.75
Formula price (4)		$58.30	$47.90	$38.50	$32.45	$27.15
Book value		$67.39	$54.85	$42.24	$36.55	$31.80

Financial position:
Total assets		$2,721	$2,370	$2,217	$1,889	$1,876
Current portion of long-term debt		$5	$1	$1	$10	$-
Long-term debt, net of current portion		$25	$38	$36	$22	$24

Redeemable common stock – liability (1)		$1,130	$-	$-	$-	$-

Redeemable common stock – mezzanine equity (1)		$-	$1,082	$1,333	$1,106	$995

(1)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) in 2006.  SFAS 150 requires the redeemable common stock to be recorded at formula value and presented as a liability in 2006.  Period to period changes in formula value represent an expense in the consolidated statement of operations captioned “Earnings attributable to redeemable common stock” beginning in 2006 which offsets a substantial portion of current year earnings.  Redeemable common stock is presented as mezzanine equity prior to 2006.  (See Note 2 “Redeemable Common Stock” in the audited consolidated financial statements).

The aggregate redemption value of redeemable common stock at December 30, 2006 and December 31, 2005 was $1,130 million and $945 million, respectively.

(2)

Under the provisions of, SFAS 150, mandatorily redeemable shares are excluded from the calculation of earnings per share and as a result, no earnings per share have been presented for 2006 (see Note 2 “Redeemable Common Stock.”)

(3) The 2003 and 2002 dividends include $0.40 and $0.35 for dividends declared in those years, respectively, but paid in January of the subsequent year.

(4)

Pursuant to the Certificate, the calculation of formula value, which is PKS’ stock price, is computed annually at the end of the fiscal year, except that adjustments to reflect dividends are made when declared.

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

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price, and cost-reimbursable (cost-plus) contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Profit on a fixed-price construction contract is realized on the difference between the contract price and the actual costs of construction, and the contractor bears the risk that it may not be able to perform all the work for the specified amount.  Profit on a cost-plus construction contract is realized on the amount the contractor is contractually able to bill in excess of the actual costs of construction, and the owner bears the risk that total costs may exceed the estimated amount.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity. In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds, its reputation for quality, timeliness, experience and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects.  The Company’s construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.  For the fiscal years ended December 30, 2006 and December 31, 2005, public contracts accounted for approximately 63% and 70%, respectively, of the combined prices of contracts awarded to the Company.  For the fiscal years ended December 30, 2006 and December 31, 2005, public contracts accounted for approximately 61% and 63%, respectively, of revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government agencies under fixed price contracts after competitive bidding.  During 2006 and 2005, construction revenue recognized from a single owner represented 9% and 11%, respectively, of the Company’s total revenue.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects. In most joint ventures, if one venturer is financially unable to bear its share of expenses, the other venturers would be required to pay those costs.  The Company prefers to act as the sponsor of its joint ventures.  The sponsor generally provides the project manager, the majority of venturer-provided personnel, and accounting and other administrative support services.  The joint venture generally reimburses the sponsor for such personnel and services on a negotiated basis. The sponsor is generally allocated a majority of the venture’s profits and losses and usually has a controlling vote in joint venture decision-making.  During 2006 and 2005, the Company derived approximately 79% and 86%, respectively, of its construction joint venture revenue from sponsored joint ventures.  Construction joint venture revenue accounted for approximately 27% and 31% of its 2006 and 2005 total construction revenue, respectively.

For the fiscal year ended December 25, 2004, joint ventures formed after December 31, 2003 were assessed for consolidation under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force (“EITF”) Issue No. 00-1 “Investor Balance Sheets and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” (“EITF No. 00-1,”) which permits the use of the equity method in the consolidated balance sheet, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated statements of operations.

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

The fiscal year ended December 25, 2004 has not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, the fiscal year continues to reflect the previously reported accounting as described above.

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

Due to their competitive nature, the construction and coal mining industries experience lower margins than many other industries.  As a result, cost control is a primary focus of the Company.  The ability to control costs enables the Company to price more competitively and also to complete contracts profitably.  Further, since the formula value of redeemable common stock is based upon PKS’ book value, formula value is primarily driven by the Company’s ability to complete contracts profitably.  Consequently, the Company views both margin as a percentage of revenue and general and administrative expenses as a percentage of revenue as key measures of operating results.

Results of Operations 2006 vs. 2005

Revenue.

Revenue from each of the Company’s segments was:

		2006		2005
		(dollars in millions)

Construction		$4,853		$3,974
Coal mining		196		171

		$5,049		$4,145

Total construction revenue increased $879 million or 22% from the same period in 2005, consistent with increases in backlog since 2004.  Increases in revenue include numerous construction projects spanning various markets including power/heat/cooling ($382 million), petroleum ($193 million) exclusive of a large oil and gas joint venture project located in Newfoundland, Canada (“the Oil and Gas Project”), transportation ($149 million), sewage and solid waste disposal ($128 million), commercial building ($70 million) and water supply/dams ($63 million).  Offsetting these increases was a decrease in revenue from the Oil and Gas Project of $96 million (including $88 million in claim revenue) as the Oil and Gas Project was substantially completed in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction contract backlog was $6.3 billion and $5.8 billion at December 30, 2006 and December 31, 2005, respectively.  Additionally, the Company was low or selected bidder on $0.8 billion and $2.1 billion of construction jobs that had not been awarded at December 30, 2006 and December 31, 2005, respectively.  Foreign operations, located primarily in Canada, represent 9% and 15% of construction backlog at December 30, 2006 and December 31, 2005, respectively.  Domestic construction projects are spread geographically throughout the United States.  The Company’s 10 largest jobs in backlog make up 40% and 38% of total backlog at December 30, 2006 and December 31, 2005, respectively.  A single owner in the western region of the United States makes up 9% and 10% of total construction backlog at December 30, 2006 and December 31, 2005, respectively.

Coal mining revenues increased $25 million or 15% from the same period in 2005. The increase is primarily attributable to increased tons sold and, to a lesser degree, an increased sales price per ton.

Coal mining sales backlog at December 30, 2006 and December 31, 2005 was approximately 122 million and 121 million tons of coal, respectively.  The remaining terms on these contracts range from less than 1 year to 20 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of operating assets. Operating income from each of the Company’s segments was:

	2006		2005
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$664	$47	$631	$44
General and administrative expenses	(285)	(10)	(259)	(11)
Gain on sale of operating assets	22	-	12	-

Operating income	$401	$37	$384	$33

Margin.

Total construction margin increased $33 million or 5% from the same period in 2005.  The increased margin is attributable to increases on numerous construction projects spanning various markets including power/heat/cooling ($54 million), water supply/dams ($42 million), petroleum ($40 million), sewage and solid waste disposal ($21 million), transportation ($17 million) and commercial building ($14 million).  Partially offsetting these increases was a loss of approximately $40 million on a mineral processing facility project located in Alberta, Canada.  In addition, margin on the Oil and Gas Project decreased a total of $89 million (including $88 million in claim margin) as the Oil and Gas Project was substantially completed in 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the fiscal year ended December 30, 2006 decreased to 14% from 16% for the same period in 2005, primarily due to the claim margin earned from the Oil and Gas Project in 2005.

Total coal mining margin increased $3 million or 7% from the same period in 2005.  However, the margin as a percentage of revenue decreased to 24% in 2006 from 26% in 2005 due to higher costs of mining that offset generally higher selling prices and lower fees earned from a mining services contract.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the fiscal year ended December 30, 2006 increased $26 million from the same period in 2005, primarily due to increased salaries and bonuses of $23 million driven by continued expansion of the Company’s construction operations.  As a percentage of construction revenue, general and administrative expenses were 6% and 7% for the fiscal years ended December 30, 2006 and December 31, 2005, respectively.  This decrease is due to prior year’s compensation expense related to the vesting of convertible debentures and the fact that increased revenues did not require a proportionate increase in general and administrative expenses.

General and administrative expenses related to coal mining operations decreased $1 million in 2006 as compared to the same period in 2005.  As a percentage of coal mining revenue, general and administrative expenses decreased to 5% for 2006 from 6% in 2005.

Gain on Sale of Operating Assets.

Net gains on the disposition of property, plant and equipment and other assets during the fiscal years ended December 30, 2006 and December 31, 2005 were $22 million and $12 million, respectively.  Gain on sale of operating assets is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other income (expense) increased $7 million for the year ended December 30, 2006 from the same period in 2005 primarily due to increased interest income driven by increased interest rates.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  Minority interest in income of consolidated subsidiaries decreased $57 million to $43 million in 2006 from $100 million in 2005.  The majority of this decrease is attributable to the completion of the Oil and Gas Project in 2005.

Income Tax Expense.

The effective income tax rates for the fiscal years ended December 30, 2006 and 2005 were 36% and 33%, respectively.  The 2006 effective tax rate differs from the federal statutory rate primarily due to state income taxes, offset by depletion deductions, the production activities deduction and tax exempt interest income.  In 2005, the rate is less than the federal statutory rate due to federal and state research and development tax credits claimed for prior years, partially offset by state income taxes.

Earnings Attributable to Redeemable Common Stock.

As described in Note 2, “Redeemable Common Stock,” the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) as of January 1, 2006.  SFAS 150 requires that redeemable common stock be recorded as a liability at formula value and that changes in formula value be recorded as an expense on the consolidated statement of operations.  That expense, captioned “Earnings attributable to redeemable common stock” represents the portion of earnings for the year that will increase formula value.

Results of Operations 2005 vs. 2004

Revenue.

Revenue from each of the Company’s segments was:
	2005	2004
	(dollars in millions)

Construction	$3,974	$3,265
Coal mining	171	93

	$4,145	$3,358

Total construction revenue increased $709 million or 21.7% from the same period in 2004.  Claim revenue increased $52 million from $48 million in 2004 to $100 million in 2005 ($44 million of the increase is attributable to the adoption of FIN 46-R) primarily due to a single claim on the Oil and Gas Project.  Exclusive of the Oil and Gas Project claim settlement, the consolidation of joint ventures under the provisions of FIN 46-R increased revenue $344 million over the prior period.  Other increases in revenue from 2004 to 2005 include numerous construction projects spanning various markets including petroleum ($99 million), commercial building ($48 million), power/heat/cooling ($54 million), water supply/dams ($70 million), sewage and solid waste disposal ($31 million) and other markets ($46 million).  Partially offsetting these increases were declines in a number of construction projects on the transportation market of $37 million from 2004 to 2005.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.  As discussed in the following paragraph, backlog has increased significantly.  Since many of these construction projects have not yet commenced or are in their early stages, revenue has not increased proportionately.

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

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  The increase in minority interest is attributable to the adoption of FIN 46-R which required certain construction joint ventures to be consolidated.  Prior to FIN 46-R, the Company would have accounted for its share of the operations of these joint ventures on a pro rata basis in the consolidated statements of operations.

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

Financial Condition – December 30, 2006 vs. December 31, 2005

Cash and cash equivalents increased $51 million to $369 million at December 30, 2006 from $318 million at December 31, 2005.  The major item contributing to the increase was cash provided by operations of $445 million, offset partially by capital expenditures of $189 million, net purchases of available-for-sale securities of $146, net repurchases of redeemable common stock of $19 million and dividends paid of $30 million.

Net cash provided by operations for the fiscal year ended December 30, 2006 increased by $49 million to $445 million as compared to $396 million in the same period in 2005.  This increase was primarily due to an increase in operating income (before depreciation) and investment income as well as cash received from owners before work is performed.  Cash provided by operations is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the fiscal year ended December 30, 2006 increased by $102 million to $305 million as compared to $203 million in the same period in 2005.  This increase was primarily due to an increase in net purchases of available-for-sale securities because cash generated by operations increased $49 million.  Capital spending varies due to the nature and timing of jobs awarded.  Management does not expect any material changes to capital spending.  Acquisitions depend largely on market conditions.

Net cash used in financing activities for the fiscal year ended December 30, 2006 decreased by $559 million to $88 million as compared to $647 million in the same time period in 2005.  Repurchases of redeemable common stock decreased $459 million from 2005 to 2006.  During 2005, the Company had significant repurchases of redeemable common stock due to the $398 million tender offer and $52 million of repurchases resulting from changes in the roles of certain members of executive management.  In addition, net withdrawals of cash by minority partners of joint ventures decreased $75 million.

Liquidity.

During 2006, 2005 and 2004, the Company expended $189 million, $191 million and $162 million, respectively, on capital expenditures and acquisitions.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from these historical amounts.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  As of December 30, 2006, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt as of December 30, 2006 was $5 million.  PKS paid dividends during 2006, 2005 and 2004 of $30 million, $27 million and $25 million, respectively.  PKS also has the obligation to repurchase its redeemable common stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 843,000 shares of redeemable common stock over the next 2 years as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares calculated at the December 30, 2006 formula value is approximately $49 million.

It is customary in the Company’s industry to use standby letters of credit.  At December 30, 2006, the company had outstanding letters of credit with a number of banks totaling approximately $281 million.  None of the available letters of credit have been drawn upon.

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

Recent Accounting Pronouncements.

In June 2006, FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 provides specific guidance on how to address uncertainty in accounting for income tax assets and liabilities, prescribing recognition thresholds and measurement attributes.  FIN 48 is effective for the Company beginning with the 2007 fiscal year.  The adoption of FIN 48 will not have a material impact to the Company’s consolidated financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.  The changes to current practice relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning with the 2008 fiscal year.  The Company is continuing to evaluate the impact of the adoption of SFAS 157.

Contractual Obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)

Operating leases	$45	$16	$17	$7	$5
Purchase obligations	1,740	1,381	329	27	3
Long-term debt	39	6	19	2	12
Noncurrent deferred income taxes	32	(2)	14	8	12
Accrued reclamation	49	-	-	-	49

Total	$1,905	$1,401	$379	$44	$81

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

Contractual obligations related to accrued reclamation are provided based on undiscounted estimated future cash flows, however, the accrued reclamation liability on the consolidated balance sheets is discounted in accordance with SFAS 143, “Accounting for Asset Retirement Obligation,” (“SFAS 143”).

As described previously, the Company anticipates repurchasing approximately 843,000 shares of redeemable common stock over the next 2 years as a result of changes in executive management.

Off-Balance Sheet Arrangements.

During 2006 and 2005, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

Accrued Insurance Costs.

The Company is self-insured for certain general, auto and worker’s compensation claims, and accrues for the estimated ultimate liability for incurred losses, both reported and unreported.  The Company bases its estimate of loss on historic trends modified for recent events and records its estimate of loss without regard to the time value of money.  The Company determines a range of ultimate liability for its incurred losses, and accrues an amount within the range. If the Company had accrued its insurance costs at the high end of the range, it would have recorded an additional liability and expense of $3 million.  It is at least reasonably possible that the estimate of ultimate liability will be revised in the near-term by amounts which may be material.

Accrued Reclamation.

The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with SFAS 143 based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining.  These estimated costs are calculated based on the expected future cash flows to remediate such properties discounted at a credit adjusted risk-free rate.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized to expense.  Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.  It is at least reasonably possible that accrued reclamation estimates will be revised in the near-term by amounts which may be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company holds a diversified portfolio of investments that primarily includes cash, high quality commercial paper, U.S. Government debt obligations, U.S. Government Agency debt obligations, tax exempt state and municipal securities and equity mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risk, interest rate risk, economic risk and credit risk.  These risks, among others, could result in the loss of principal.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  The forward contracts had outstanding notional amounts of $U.S. 62 million at December 30, 2006 and December 31, 2005.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in the consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At December 30, 2006, the fair value of these forward contracts was a current liability of approximately $3 million and a long-term liability of less than $0.5 million.  At December 31, 2005, the fair value of these forward contracts was a current liability of approximately $2 million and a long-term liability of less than $0.5 million.  During the fiscal year ended December 30, 2006, the Company recognized a loss of approximately $5 million on the forwards, of which approximately $4 million has been realized.  During the fiscal year ended December 31, 2005, the Company recognized a loss of approximately $3 million on the forwards, of which less than $1 million had been realized.  A 10% change in the Canadian / U.S. exchange rate would result in a gain of approximately $6 million in the event of an increase in the exchange rate, or a loss of approximately $6 million in the event of a decrease.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited the accompanying consolidated balance sheets of Peter Kiewit Sons’, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in redeemable common stock, comprehensive income and excess of assets over liabilities, and cash flows for each of the years in the three-year period ended December 30, 2006.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peter Kiewit Sons’, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company in 2004 changed its method of accounting for variable interest entities.

As discussed in note 2 to the consolidated financial statements, the Company in 2006 changed its method of accounting for redeemable common stock and stripping costs incurred during production in the mining industry.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peter Kiewit Sons’, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Omaha, Nebraska
February 27, 2007

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the three fiscal years ended December 30, 2006

	2006		2005	2004
	(dollars in millions, except per share data)

Revenue		$5,049	$4,145	$3,358
Cost of revenue		(4,338)	(3,470)	(2,847)

Margin		711	675	511

General and administrative expenses		(295)	(270)	(226)
Gain on sale of operating assets		22	12	12

Operating income		438	417	297

Other income (expense):
Investment income		38	29	16
Interest expense		(5)	(5)	(4)
Other, net		(2)	-	-
		31	24	12

Income before minority interest, income taxes and earnings attributable to redeemable common stock*		469	441	309

Minority interest in income of consolidated subsidiaries		(43)	(100)	(7)

Income before income taxes and earnings attributable to redeemable common stock*		426	341	302

Income tax expense		(152)	(113)	(101)

Net income before earnings attributable to redeemable common stock*		274	228	201

Earnings attributable to redeemable common stock*		(235)	-	-

Net income		$39	$228	$201

Net earnings per share:
Basic	$	*	$9.56	$6.62

Diluted	$	*	$9.31	$6.38

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2006 and December 31, 2005

	2006		2005
	(dollars in millions)

ASSETS

Current assets:
Cash and cash equivalents	$369		$318
Marketable securities	546		395
Receivables, less allowance of $3 and $5	693		634
Unbilled contract revenue	226		179
Contract costs in excess of related revenue	16		22
Investment in nonconsolidated joint ventures	41		14
Deferred income taxes	64		63
Other	32		44

Total current assets		$1,987		$1,669

Property, plant and equipment, at cost	1,369		1,271
Less accumulated depreciation and amortization	(795)		(728)

Net property, plant and equipment		574		543

Other assets		160		158

		$2,721		$2,370

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
December 30, 2006 and December 31, 2005

	2006		2005
	(dollars in millions)

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $91 and $85	$306		$265
Current portion of long-term debt	5		1
Accrued costs on construction contracts	293		235
Billings in excess of related costs and earnings	394		343
Distributions and costs in excess of investment in nonconsolidated joint ventures	7		6
Accrued insurance costs	88		82
Accrued payroll and payroll taxes	70		53
Other	68		94

Total current liabilities	1,231		1,079

Long-term debt, less current portion	25		38
Deferred income taxes	32		33
Accrued reclamation	28		29

Total liabilities excluding redeemable common stock*		$1,316		$1,179

Total redeemable common stock*		1,130		-

Total liabilities including redeemable common stock*		2,446		1,179

Minority interest		99		109

Commitments and contingencies

Preferred stock, no par value, 250,000 shares
authorized, no shares outstanding		-		-
Redeemable common stock ($945 million aggregate
redemption value at December 31, 2005):
Common stock, $0.01 par value, 125 million shares
authorized, 19,730,897 issued and
outstanding at December 31, 2005	-		-
Additional paid-in capital	-		239
Accumulated other comprehensive income	-		14
Retained earnings	-		829
Total redeemable common stock*		-		1,082

Excess of assets over liabilities including redeemable
common stock*		176		-

		$2,721		$2,370

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three fiscal years ended December 30, 2006

	2006	2005	2004
	(dollars in millions)

Cash flows from operations:
Net income	$39	$228	$201

Adjustments to reconcile net income to
net cash provided by operations:
Earnings attributable to redeemable common stock*	235	-	-
Depreciation and amortization	129	117	92
Gain on sale of property, plant and
equipment and other investments, net	(22)	(12)	(10)
Minority interest in income of consolidated subsidiaries	43	100	7
Change in other noncurrent liabilities	4	16	5
Deferred income taxes	6	6	(22)
Change in working capital items:
Receivables	(62)	(32)	(18)
Unbilled contract revenue and contract
costs in excess of related revenues	(47)	(37)	(7)
Investment in nonconsolidated joint ventures, net	(25)	8	27
Other current assets	12	(7)	(16)
Accounts payable	33	12	(3)
Accrued construction costs and billings in
excess of revenue on uncompleted contracts	109	(44)	15
Accrued payroll and payroll taxes	17	2	9
Other current liabilities	(21)	34	34
Other	(5)	5	3
Net cash provided by operations	445	396	317

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	1,912	2,308	1,247
Proceeds from maturities of available-for-sale securities	2	21	77
Purchases of available-for-sale securities	(2,058)	(2,373)	(1,567)
Proceeds from sale of property, plant and equipment	36	22	28
Acquisitions	-	(30)	(74)
Capital expenditures	(189)	(161)	(88)
Additions to notes receivable	(12)	(1)	(1)
Payments received on notes receivable	4	11	2
Net cash used in investing activities	$(305)	$(203)	$(376)

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
For the three fiscal years ended December 30, 2006

	2006	2005	2004
	(dollars in millions)
Cash flows from financing activities:
Long-term debt borrowings	$-	$-	$17
Payments on long-term debt	(9)	(9)	(9)
Change in outstanding checks in excess of funds
on deposit	4	(9)	3
Issuances of redeemable common stock	55	40	53
Repurchases of redeemable common stock	(74)	(533)	(21)
Dividends paid	(30)	(27)	(25)
Minority interest contributions	44	16	-
Minority interest withdrawals	(78)	(125)	(2)
Net cash (used in) provided by financing activities	(88)	(647)	16

Effect of exchange rates on cash	(1)	7	2

Net increase (decrease) in cash and cash equivalents	51	(447)	(41)

Cash and cash equivalents from consolidation of construction joint ventures	-	325	-

Cash and cash equivalents at beginning of year	318	440	481

Cash and cash equivalents at end of year	$369	$318	$440

Supplemental disclosures of cash flow information:
Taxes paid	$174	$92	$105
Interest paid	$3	$5	$3

Non-cash investing activities:
Note payable issued for acquisition	$-	$5	$-

Non-cash financing activities:
Acquisition of coal lease	$-	$39	$-
Conversion of convertible debentures	$-	$36	$3

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Common Stock,
Comprehensive Income and Excess of Assets Over Liabilities
For the three fiscal years ended December 30, 2006

	Redeemable Common Stock
			Accumulated
	Redeemable	Additional	Other		Excess of
	Common	Paid-in	Comprehensive	Retained	Assets Over
	Stock*	Capital	Income	Earnings	Liabilities*	Total
	(dollars in millions)

Balance at December 27, 2003	$-	$243	$4	$859	$-	$1,106

Dividends	-	-	-	(14)	-	(14)
Debenture conversions	-	3	-	-	-	3
Issuance of stock	-	53	-	-	-	53
Repurchase of stock	-	(5)	-	(16)	-	(21)

Comprehensive income:
Net income	-	-	-	201	-	201
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	4	-	-	4
Change in unrealized
holding gain	-	-	1	-	-	1

Total other comprehensive
income						5

Total comprehensive income						206

Balance at December 25, 2004	$-	$294	$9	$1,030	$-	$1,333

Dividends	-	-	-	(27)	-	(27)
Debenture conversions	-	36	-	-	-	36
Issuance of stock	-	40	-	-	-	40
Repurchase of stock	-	(131)	-	(402)	-	(533)

Comprehensive income:
Net income	-	-	-	228	-	228
Other comprehensive income,
net of tax:
Foreign currency adjustment	-	-	4	-	-	4
Change in unrealized
holding gain	-	-	1	-	-	1

Total other comprehensive
income						5

Total comprehensive income						233

Balance at December 31, 2005	$-	$239	$14	$829	$-	$1,082

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Common Stock,
Comprehensive Income and Excess of Assets Over Liabilities
For the three fiscal years ended December 30, 2006

	Redeemable Common Stock
			Accumulated
	Redeemable	Additional	Other		Excess of
	Common	Paid-in	Comprehensive	Retained	Assets Over
	Stock*	Capital	Income (Loss)	Earnings	Liabilities*	Total
	(dollars in millions)

Balance at December 31, 2005	$-	$239	$14	$829	$-	$1,082

Cumulative effect of change in
accounting principles:
EITF 04-6 “Accounting for
Stripping Costs in the Mining
Industry”*	-	-	-	(8)	-	(8)

SFAS 150 “Accounting for Certain
Financial Instruments with
Characteristics of both Liabilities
and Equity”*	-	(239)	(14)	(821)	137	(937)

Change in excess of assets over
Liabilities*	-	-	-	-	39	39

December 30, 2006 Balance	$-	$-	$-	$-	$176	$176

* See Note 2 “Redeemable Common Stock”

See accompanying notes to consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Description of Business:

The Business.

Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”) is one of the largest construction contractors in the United States and Canada, and is also engaged in the coal mining business.

The Company primarily performs its construction services as a general contractor.  As a general contractor, the Company is responsible for the overall direction and management of construction projects and for the completion of each contract in accordance with its terms, plans and specifications.

The Company performs its construction work under various types of contracts, including fixed unit or lump-sum price, guaranteed maximum price and cost-reimbursable (cost-plus) contracts.  Contracts are either competitively bid and awarded or negotiated.  The Company’s public contracts generally provide for the payment of a fixed price for the work performed.  Credit risk is minimal with public (government) owners since funds generally have been appropriated by the governmental project owner prior to commencing work on public projects.  Most public contracts are subject to termination at the election of the governmental contracting entity. In the event of termination, however, the contractor is generally entitled to receive the contract price on completed work and payment of certain termination-related costs.  Credit risk with private owners is minimized because of statutory mechanics liens, which give the Company high priority in the event of lien foreclosures following financial difficulties of private owners.  Construction contracts generally provide for progress payments as work is completed, with a retainage, ranging from zero to ten percent, to be paid when performance is substantially complete.  In some instances, the Company is able to substitute bank letters of credit or escrowed securities in lieu of retainage.  Construction contracts frequently contain penalties or liquidated damages for late completion and infrequently provide bonuses for early completion.

The construction industry is highly competitive and lacks firms with dominant market power.  A substantial portion of the Company’s business involves construction contracts obtained through competitive bidding.  A contractor’s competitive position is based primarily on its prices for construction services, its ability to obtain performance bonds and its reputation for quality, timeliness, experience and financial strength.  The volume and profitability of the Company’s construction work depends to a significant extent upon the general state of the economies of the United States and Canada, and the volume of work available to contractors.  Fluctuating demand cycles are typical of the industry, and such cycles determine to a large extent the degree of competition for available projects. The Company’s construction operations could be adversely affected by increases in costs of labor, fuel or materials, labor stoppages or shortages, adverse weather conditions, shortages of supplies, or governmental action. The volume of available government work is affected by budgetary and political considerations.  A significant decrease in the amount of new government contracts, for whatever reason, would have a material adverse effect on the Company.

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

The Business, Continued.

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

Basis of Presentation.

The consolidated financial statements include the accounts of PKS and its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary.

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

For the fiscal year ended December 25, 2004, joint ventures formed after December 31, 2003 were assessed for consolidation under the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46-R”).  Those meeting the consolidation criteria of FIN 46-R were consolidated in the financial statements.  Those not meeting the criteria continued to be accounted for under Emerging Issues Task Force (“EITF”) Issue No. 00-1, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” (“EITF No. 00-1”), which permits the use of the equity method in the consolidated balance sheets, and pro-rata consolidation of the Company’s share of the operations of these construction joint ventures in the consolidated statements of operations.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Basis of Presentation, Continued.

The fiscal year ended December 25, 2004 has not been restated to consolidate construction joint ventures meeting the consolidation criteria of FIN 46-R.  Instead, the fiscal year continues to reflect the previously reported accounting as described above.

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

Outstanding checks in excess of funds on deposit in the amount of $49 million and $45 million at December 30, 2006 and December 31, 2005 have been reclassified to accounts payable.

Retainage on Construction Contracts.

Construction contracts generally provide for progress payments as work is completed, a portion of which is customarily retained until performance is substantially complete.  Retainage is included in receivables.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Marketable Securities.

The Company has classified all marketable securities and marketable non-current investments not accounted for under the equity method as available-for-sale.  The amortized cost of the securities used in computing unrealized and realized gains and losses is determined by specific identification.  Fair values are estimated based on quoted market prices for the securities on hand or for similar investments.  Net unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss), net of tax.  The Company evaluates its investments for other than temporary declines in value based upon criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline and the financial health of and specific prospects for the issuer.  Unrealized losses that are other than temporary are recognized in investment income in the consolidated statements of operations.

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

Intangible assets, which include coal contracts, are amortized on a units-of-production basis over the expected period of benefit, which does not exceed 25 years.

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

Accrued Reclamation.

The Company follows the policy of providing an accrual for reclamation of mined properties in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143,”) based on the estimated total cost of restoration of such properties to meet compliance with laws governing surface mining.  These estimated costs are calculated based on the expected future cash flows to remediate such properties discounted at a credit adjusted risk-free rate.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and amortized to expense.  Changes in expected future cash flows are discounted at interest rates that were in effect at the time of the original estimate for downward revisions to such cash flows, and at interest rates in effect at the time of the change for upward revisions in the expected future cash flows.  It is at least reasonably possible that accrued reclamation estimates will be revised in the near-term by amounts which may be material.

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

Fiscal Year.

The Company has a 52-53 week fiscal year which ends on the last Saturday in December.  The fiscal year ended December 30, 2006 was a 52-week year, the fiscal year ended December 31, 2005 was a 53-week year and the fiscal year ended December 25, 2004 was a 52-week year.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies and Description of Business, Continued:

Reclassifications.

When appropriate, immaterial items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

The Company reclassified $345 million of short-term investments to marketable securities on its consolidated condensed balance sheet at December 31, 2005 which were previously presented as cash and cash equivalents.  The purchases and sales related to the investments for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 have been presented on the consolidated statements of cash flows in the investing activities section.  The reclassification had no impact on the Company’s financial position or results of operations for any periods presented.

2. Redeemable Common Stock:

The Company’s redeemable common stock is the only class of stock that is issued and outstanding.  Ownership of the Company’s redeemable common stock is generally restricted to directors of PKS and active employees of the Company and is conditioned upon the execution of repurchase agreements which restrict the transfer of the redeemable common stock.  The Company is obligated to purchase all redeemable common stock upon the death or termination of the employment of a stockholder at the formula value computed pursuant to PKS’ Restated Certificate of Incorporation.  Additionally, the redeemable common stock has no active market, can only be sold to the Company and represents claims that have no priority over any other claims upon liquidation.

Effective January 1, 2006, the Company began accounting for the redeemable common stock under the provisions of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  Since the Company is obligated to purchase all redeemable common stock upon death or termination of a stockholder’s employment, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at formula value and presented as a liability on the balance sheet.  The formula value of the redeemable common stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities (“Construction PP&E”)), reduced by total liabilities (excluding the liability for redeemable common stock) and minority interest.  Any excess of assets over liabilities, which consists entirely of the net book value of the Construction PP&E ($176 million at December 30, 2006), is presented as “Excess of assets over liabilities including redeemable common stock.”  Period to period changes in formula value represent an expense in the consolidated statement of operations captioned “Earnings attributable to redeemable common stock” beginning in 2006.  Period to period changes in Construction PP&E are not attributable to redeemable common stock and therefore, represent “Net income” beginning in 2006 on the consolidated statement of operations.  Since formula value of the redeemable common stock is based on the book value of the Company, the SFAS 150 earnings attributable to redeemable common stock offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share beginning in 2006.  These accounting and presentation changes have occurred despite the fact that the underlying nature and terms of the Company’s redeemable common stock have not changed.

Prior to the adoption of SFAS 150, the Company accounted for the redeemable common stock under EITF Issue No. 87-23, “Book Value Stock Purchase Plans” (“EITF No. 87-23,”) whereby changes in the aggregate redemption value of the redeemable common stock are not recognized as an expense.  Additionally, the Company presented the redeemable common stock as mezzanine equity on the consolidated balance sheets.  As of January 1, 2006, SFAS No. 123-R, “Share-Based Payment,” preempted the provisions of EITF No. 87-23 for the Company and replaced them with those of SFAS 150.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

2. Redeemable Common Stock, Continued:

The changes in the components of the redeemable common stock for the year ended December 30, 2006 were as follows:

			Accumulated
	Redeemable	Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Income	Earnings	Total
	(dollars in millions)

December 31, 2005 balance, $0.01 par
value, 125 million shares authorized,
19,730,897 issued and outstanding	$-	$239	$14	$829	$1,082

Issuances of redeemable common stock	-	55	-	-	55
Dividends	-	-	-	(30)	(30)
Repurchases of redeemable common stock	-	(19)	-	(55)	(74)
Cumulative change in accounting principle, net of tax (1)	-	-	-	(8)	(8)

Comprehensive income:
Net income before earnings attributable to redeemable common stock	-	-	-	274	274
Other comprehensive income
Foreign currency adjustment	-	-	4	-	4
Change in unrealized holding gain	-	-	3	-	3

Total other comprehensive income					7

Total comprehensive income					281

December 30, 2006 balance, $0.01 par
value, 125 million shares authorized,
19,380,177 issued and outstanding	$-	$275	$21	$1,010	$1,306

Excess of assets over liabilities					(176)

Total redeemable common stock					$1,130

(1)  Effective January 1, 2006, the Company adopted EITF No. 04-6, “Accounting for Stripping Costs Incurred During Production in the Mining Industry,” (“EITF No. 04-6”).  Mining companies typically remove rock, soil and waste materials (“overburden”) in order to access mineral deposits.  EITF No. 04-6 specifies that the stripping costs related to exposed, but not extracted, mineral must be expensed as incurred rather than inventoried in the cost of the mineral.  Prior to implementing EITF No. 04-6, the Company deferred stripping costs and charged them to operations as coal was extracted and sold.

The cumulative effect, net of tax, of implementing EITF No. 04-6 resulted in a reduction of retained earnings attributable to redeemable common stock of $8 million during 2006.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

2. Redeemable Common Stock, Continued:

The changes in the components of accumulated other comprehensive income for the three fiscal years ended December 30, 2006 were as follows:

	2006	2005	2004
	(dollars in millions)

Balance at beginning of period	$14	$9	$4

Unrealized holding gain arising during period	5	1	1
Tax (expense) benefit	(2)	-	-

Foreign currency translation adjustments	(1)	7	6
Tax (expense) benefit	5	(3)	(2)

Balance at end of period	$21	$14	$9

Issuances and repurchases of redeemable common stock, including conversions, for the three fiscal years ended December 30, 2006, were as follows:

	2006	2005	2004
	(number of shares)

Shares at the beginning of period	19,730,897	31,561,896	30,242,689
Shares issued	1,194,190	2,287,759	1,975,380
Shares repurchased	(1,544,910)	(14,118,758)	(656,173)

Shares outstanding at end of period	19,380,177	19,730,897	31,561,896

Tender Offer:

Pursuant to the Company’s May 17, 2005 offer to purchase up to 38% of its outstanding redeemable common stock, on June 30, 2005, the Company accepted for payment and repurchased a total of 10,612,343 shares (37.55%) of the redeemable common stock at the current redemption price of $37.55 per share for an aggregate redemption value of $398 million.

3. Recent Accounting Pronouncements:

In June 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 provides specific guidance on how to address uncertainty in accounting for income tax assets and liabilities, prescribing recognition thresholds and measurement attributes.  FIN 48 is effective for the Company beginning with the 2007 fiscal year.  The Company believes that the adoption of FIN 48 will not have a material impact to the financial statements.

In September 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.  The changes to current practice relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning with the 2008 fiscal year.  The Company is continuing to evaluate the impact of the adoption of SFAS 157.

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

5. Earnings Per Share:

Basic earnings per share has been computed using the weighted average number of shares outstanding during each period.  Diluted earnings per share gives effect to convertible debentures considered to be dilutive redeemable common stock equivalents.  As described in Note 2, earnings per share for the fiscal year ended December 30, 2006 have not been presented consistent with the adoption of SFAS 150.

	2005	2004
	(dollars in millions, except per share data in thousands)

Net income available to redeemable common stockholders	$228	$201

Add: Interest expense, net of tax effect,
associated with convertible debentures	*	1

Net income available to diluted shares	$228	$202

Total number of weighted average shares outstanding used to compute basic earnings per share	23,805	30,384

Incremental dilutive shares assuming conversion of convertible debentures	655	1,283

Total number of shares used to compute
diluted earnings per share	24,460	31,667

Net earnings per share:
Basic	$9.56	$6.62

Diluted	$9.31	$6.38

* Less than $0.5 million.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

6. Disclosures about Fair Value of Financial Instruments:

Marketable Securities.

The following summarizes the amortized cost, unrealized holding gains and losses and estimated fair values of available-for-sale securities at December 30, 2006 and December 31, 2005:

		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(dollars in millions)

2006
U.S. debt securities	$15	$-	$-	$15
Mutual funds	22	14	-	36
Corporate debt securities	10	-	-	10
Municipal debt securities	449	-	-	449
Mortgage backed securities	36	-	-	36

Total	$532	$14	$-	$546

2005
U.S. debt securities	$2	$-	$-	$2
Mutual funds	21	10	-	31
Municipal debt securities	362	-	-	362

Total	$385	$10	$-	$395

Available-for-sale securities are classified as current assets based upon the Company’s intent and ability to use any and all of these securities as necessary to satisfy liquidity requirements that may arise from the nature of the Company’s operations.  Realized gains and losses for the three fiscal years ended December 30, 2006 are not material.

The contractual maturity dates of the available-for-sale securities at December 30, 2006 were as follows:

		Amortized Cost		Fair Value
			(dollars in millions)

Maturity Date
Within 1 year		$437		$451
After 1 year – 5 years		46		46
After 5 years – 10 years		11		11
After 10 years		38		38

Total		$532		$546

Available-for-sale securities due within 1 year include $330 million of Variable Rate Demand Notes (“VRDN’s”).  VRDN’s represent tax-exempt instruments of high credit quality.  Even though VRDN’s are issued and rated as long-term securities, they are priced and traded as short-term as they are subject to a demand feature that reduces their effective maturity dates.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

6. Disclosures about Fair Value of Financial Instruments, Continued:

Retainage.

The following summarizes the components of retainage on projects included in receivables at December 30, 2006 and December 31, 2005:

	2006	2005
	(dollars in millions)
Escrowed securities	$115	$118

Other retainage held by owners	109	103

	$224	$221

Foreign Currency Forward Contracts.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 62 million at December 30, 2006 and December 31, 2005.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries.  The forward contracts are recorded in the consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At December 30, 2006, the fair value of these forward contracts was a current liability of approximately $3 million and a long-term liability of less than $0.5 million.  At December 31, 2005, the fair value of these forward contracts was a current liability of approximately $2 million and a long-term liability of less than $0.5 million.  During the fiscal year ended December 30, 2006, the Company recognized a loss of approximately $5 million on the forwards, of which approximately $4 million has been realized.  During the fiscal year ended December 31, 2005, the Company recognized a loss of approximately $3 million on the forwards, of which less than $1 million had been realized.

Long-term Debt.

The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.

Minority Interest.

Minority interest consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  Each construction joint venture was created for the completion of a single project.  Each joint venture’s assets consist of current assets and property, plant and equipment (primarily construction equipment) and all liabilities are current liabilities.  Upon completion of the project, all liabilities are settled, and the remaining cash is distributed to the partners according to their stated interests in the joint venture agreement.  The fair value of minority interest approximates the carrying value.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

7. Investment in Nonconsolidated Joint Ventures:

Summary financial information for nonconsolidated joint ventures follows:

Financial Position.
		2006	2005
		(dollars in millions)

Total Nonconsolidated Joint Ventures

Current assets		$433	$225
Other assets (primarily construction equipment)		19	16
		452	241

Current liabilities		(354)	(202)

Net assets		$98	$39

Company’s Share

Equity in net assets		$34	$11
Payable from joint ventures		-	(3)

Investment in nonconsolidated joint ventures, net		$34	$8

Operations.
	2006	2005	2004
	(dollars in millions)

Total Nonconsolidated Joint Ventures

Revenue	$677	$245	$1,363
Costs	(625)	(248)	(1,244)
Operating income	$52	$(3)	$119

Company’s Share

Revenue	$209	$67	$849
Costs	(182)	(63)	(742)
Operating income	$27	$4	$107

Depreciation is computed by the joint ventures using straight line and accelerated methods over the estimated useful lives of the assets which range from 3 to 7 years.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

8. Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following at December 30, 2006 and December 31, 2005:

2006	2005
(dollars in millions)
Land	$24	$24
Mineral properties	121	120
Land improvements	38	40
Buildings	152	158
Equipment	1,034	929

$1,369	$1,271

9. Other Assets:

Other assets consist of the following at December 30, 2006 and December 31, 2005:

2006	2005
(dollars in millions)

Notes receivable	$20	$8
Excess distribution to minority interest holder	30	49
Intangibles, net of accumulated amortization of $25 and $22 (Note 10)	37	40
Goodwill (Note 10)	54	54
Other noncurrent assets	19	7

$160	$158

10. Goodwill and Intangible Assets:

Changes in goodwill consist of the following for the three fiscal years ended December 30, 2006:

2006	2005	2004
(dollars in millions)

Beginning balance	$54	$29	$29
Additions	-	25	-

Ending balance	$54	$54	$29

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

10. Goodwill and Intangible Assets, Continued:

Amortizable coal contract intangibles consist of the following at December 30, 2006 and December 31, 2005:

	2006	2005
	(dollars in millions)

Gross carrying amount	$62	$62
Accumulated amortization	(25)	(22)

	$37	$40

Amortization expense recognized on intangibles was $3 million, $5 million and $5 million, respectively, for each of the fiscal years ended 2006, 2005 and 2004.

Future amortization expense is estimated to be $3 million for the fiscal year ended 2007 and $2 million for each of the fiscal years ended 2008-2011.

11. Long-term Debt:

At December 30, 2006 and December 31, 2005, long-term debt consisted of the following:

	2006	2005
	(dollars in millions)

Federal coal lease	$16	$24
7.386% bank loan due 2024	9	9
3.45% loan issued as part of an acquisition	5	5
Other	-	1
	30	39
Less current portion	5	1

	$25	$38

On January 1, 2005 the Bureau of Land Management issued to the Company a federal coal lease near Gillette, Wyoming (non-interest bearing, with a 4.65% imputed interest rate).  Under the terms of the lease, the remaining $16 million is due to be paid in two equal annual installments of $8 million in January 2008 and January 2009.

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

The 3.45% loan was entered into by a subsidiary of the Company as part of an acquisition. The loan is payable in a lump sum in 2007.

Scheduled maturities of long-term debt are as follows (in millions): 2007 - $5, 2008 - $8; 2009 - $9; 2010 - $-, 2011 - $- and thereafter - $8.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

12. Accrued Reclamation:

A reconciliation of accrued reclamation at December 30, 2006 and December 31, 2005 follows:

		2006	2005
		(dollars in millions
Beginning balance		$29	$26
Estimated cash flow revisions		(3)	-
Reclamation liabilities incurred		-	2
Accretion expense		2	1

Ending balance		$28	$29

13. Income Taxes:

An analysis of the income tax expense (benefit) relating to income before income taxes and earnings attributable to redeemable common stock for the three fiscal years ended December 30, 2006 follows:

2006		2005	2004
(dollars in millions)

Current:
U.S. federal	$121	$79	$110
Foreign	7	19	-
State	18	9	13
	146	107	123

Deferred:
U.S. federal	2	2	(13)
Foreign	2	3	(5)
State	2	1	(4)
	6	6	(22)

	$152	$113	$101

The United States and foreign components of income before income taxes and earnings attributable to redeemable common stock follows:

	2006	2005	2004
	(dollars in millions)

United States	$395	$270	$321
Foreign	31	71	(19)

	$426	$341	$302

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

13. Income Taxes, Continued:

A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the U.S. federal statutory rate (35%) to the income before income taxes and earnings attributable to redeemable common stock for the three fiscal years ended December 30, 2006 follows:

2006		2005	2004
(dollars in millions)

Computed tax at statutory rate	$149	$119		$106
State income taxes	15	9		11
Foreign income taxes	(2)	(1)		-
Resolution and settlements of prior year tax liabilities	(1)	(10)		(15)
Other	(9)	(4)		(1)

	$152	$113		$101

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

The components of the net deferred tax assets (liabilities) for the fiscal years ended December 30, 2006 and December 31, 2005 were as follows:

	2006		2005
	Current	Noncurrent	Current	Noncurrent
	(dollars in millions)

Deferred tax assets:
Construction accounting	$12	$-	$14	$-
Joint venture investments	16	-	19	-
Insurance claims	27	-	30	1
Reclamation costs	-	7	-	7
Other	16	-	11	1
Valuation allowance	(2)	-	(3)	-
Total deferred tax assets	69	7	71	9

Deferred tax liabilities:
Asset bases/accumulated depreciation	-	(20)	-	(20)
Joint venture investments	-	(7)	-	(12)
Other	(5)	(12)	(8)	(10)
Total deferred tax liabilities	(5)	(39)	(8)	(42)

Net deferred tax assets (liabilities)	$64	$(32)	$63	$(33)

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

13. Income Taxes, Continued:

Because of its historical earnings, its current backlog and various other factors, the Company believes that it is more likely than not that its deferred tax assets will be realized, therefore, no valuation allowance has been established for U.S. income tax purposes.  Included in other deferred tax assets above, the Company currently has $11 million of net operating loss carryforwards relating to Canadian construction activities that expire in varying amounts from 2010-2026.  The valuation allowance reflects the Company’s assessment that certain deferred tax assets related to these Canadian net operating losses and other foreign income tax items may not be realized.

14. Employee Benefit Plans:

The Company makes contributions, based on collective bargaining agreements related to its construction operations, to several multi-employer union pension plans.  Total contribution expense recognized related to these multi-employer union pension plans was $48 million in 2006, $41 million in 2005 and $44 million in 2004.  These contributions are included in the cost of revenue.  Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.  During 2006, the Company was a participant in approximately 217 collective bargaining agreements covering approximately 7,100 employees.  These agreements typically expire within 1 to 3 years.

The Company sponsors a defined contribution retirement savings plan.  Profit sharing contributions were made to the plan in 2004.  In 2005, the Company enhanced the plan by replacing the profit sharing contribution with an employer match and a discretionary contribution.  The expense related to the plan was $17 million, $10 million and $4 million for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

15. Segment, Geographic and Market Data:

The Company has two reportable segments, construction and coal mining.  Intersegment sales, if any, are recorded at cost and are eliminated upon consolidation.  There were no intersegment sales for the three fiscal years ended December 30, 2006.  Operating income is comprised of net sales less all identifiable operating expenses, allocated general and administrative expenses, gain on sale of operating assets, depreciation and amortization.  Investment income, interest expense and income taxes have been excluded from segment operations.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

15. Segment, Geographic and Market Data, Continued:

Segment Data.

	2006		2005		2004
	Construction	Coal Mining	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue-external customers	$4,853	$196	$3,974	$171	$3,265	$93

Depreciation and amortization	$104	$16	$89	$20	$77	$16

Operating income	$401	$37	$384	$33	$275	$22

Total assets	$2,600	$263	$2,267	$254

In addition to total segment assets of $2,863 million and $2,521 million at December 30, 2006 and December 31, 2005, respectively, $169 million and $156 million of assets, respectively, were corporate assets, consisting primarily of cash and cash equivalents, and property and equipment, less accumulated depreciation.  Additionally, $311 million and $307 million, respectively, were eliminated due to the consolidation of intersegment balances.

Segment asset information, including information about equity method investments and expenditures for additions to long-lived assets, has not been presented as it is not reported to or reviewed by the chief operating decision maker.

Geographic Data.
				2006	2005	2004
				(dollars in millions)

Revenue, by location of services provided:
United States				$4,351	$3,511	$3,022
Canada				698	634	336

				$5,049	$4,145	$3,358

Long-lived assets:
United States				$474	$462	$384
Canada				100	81	22

				$574	$543	$406

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

15. Segment, Geographic and Market Data, Continued:

Market Data.
	2006	2005	2004
	(dollars in millions)

Construction revenue by market:
Transportation	$2,110	$1,994	$1,728
Power/heat/cooling	710	227	277
Petroleum	430	448	196
Commercial building	405	352	297
Water supply/dams	348	282	204
Electrical	263	285	317
Sewage and solid waste	209	87	72
Mining	131	117	69
All other construction markets	247	182	105
Total construction revenue	4,853	3,974	3,265
Coal mining revenue	196	171	93

Total revenue	$5,049	$4,145	$3,358

During 2006, 2005 and 2004, construction revenue recognized from a single owner represented 9%, 11% and 12%, respectively, of the Company’s total revenue.

16. Related Party Transactions:

Mr. Walter Scott, Jr., a director of PKS, is a director and significant shareholder of MidAmerican Energy Holdings Company (“MidAmerican”).  The Company provided construction services to MidAmerican and recognized revenue of $53 million, $5 million and $54 million during each of the years 2006, 2005 and 2004, respectively.

17. Operating Leases:

The Company leases mineral properties, buildings and equipment under noncancelable operating lease agreements. Future minimum lease commitments are as follows (dollars in millions):

2007			$16
2008			10
2009			7
2010			5
2011			2
Thereafter			5

			$45

Rent expense for the above leases during the years 2006, 2005 and 2004 was $23 million, $19 million and $17 million, respectively.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

18. Other Matters:

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

The Company’s coal sales generally are made under multi-year supply contracts.  At the end of 2006 the Company had a sales commitment of approximately 122 million tons.  The remaining terms on these contracts range from less than 1 year to 20 years.

During the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, the Company recognized additional operating income of $13 million, $103 million and $49 million, respectively, of claim settlements on construction projects.

It is customary in the Company’s industry to use standby letters of credit.  At December 30, 2006, the company had outstanding letters of credit with a number of banks totaling approximately $281 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 843,000 shares of redeemable common stock over the next 2 years as a result of changes in executive management.  The aggregate value of these shares calculated at the December 30, 2006 formula value is approximately $49 million.

19. Quarterly Information (Unaudited):

	March			June			September			December
		2006	2005		2006	2005		2006	2005		2006	2005
	(dollars in millions, except per share data)

Revenue		$986	$809		$1,237	$997		$1,405	$1,118		$1,421	$1,221

Margin		$96	$45		$154	$228		$238	$154		$223	$248

Net income (loss) before earnings attributable to redeemable common stock*		$21	$(6)		$52	$60		$92	$54		$109	$120

Net income (loss)		$10	$(6)		$27	$60		$4	$54		$(2)	$120

Basic (loss) earnings per share:	$	*	$(0.21)	$	*	$2.13	$	*	$2.93	$	*	$6.07

Diluted (loss) earnings per share:	$	*	$(0.21)	$	*	$2.05	$	*	$2.83	$	*	$6.07

Dividends paid per share		$0.80	$0.45		$0.85	$0.50		$-	$-		$-	$-

During the normal course of business, the Company settles claims and recognizes income in the period in which such claims are settled.
* See Note 2 “Redeemable Common Stock”

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

Changes in Internal Control Over Financial Reporting.

As required by Exchange Act Rule 13a-15(d), the Company, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the fiscal year ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth quarter of the fiscal year ended December 30, 2006.

Management’s Assessment of Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting.  The management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 30, 2006.

The Company’s registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.  That report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Peter Kiewit Sons’, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting appearing under item 9A that Peter Kiewit Sons’, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peter Kiewit Sons’, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in redeemable common stock, comprehensive income and excess of assets over liabilities, cash flows, and related financial statement schedule for each of the years in the three-year period ended December 30, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

Omaha, Nebraska
February 27, 2007

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.  However, certain information is set forth in Item 4A, “Executive Officers of the Registrant,” above.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Part III is incorporated by reference to PKS’ definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements as of December 30, 2006 and December 31, 2005 and for the three fiscal years ended December 30, 2006:

Reports of Independent Registered Public Accounting Firm dated February 27, 2007 of KPMG LLP
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Redeemable Common Stock, Comprehensive Income and Excess of Assets Over Liabilities
Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules for the three fiscal years ended December 30, 2006:

II – Valuation and Qualifying Accounts and Reserves

Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to PKS’ Annual Report on Form 10-K for the period ended December 31, 2005 filed March 1, 2006).

3.2	Amended and Restated By-laws.

4	Form of Stock Repurchase Agreement for Employee Stockholders (Exhibit 4.3 to PKS’ Registration Statement on Form S-8 filed August 4, 2003).

10	Executive Separation Plan dated October 29, 2004 between Kenneth E. Stinson and PKS (Exhibit 10 to PKS’ Annual Report on Form 10-K filed February 28, 2005).

14	Code of Ethics (Exhibit 14 to PKS’ Annual Report on Form 10-K filed for the period ended December 27, 2003 filed March 4, 2004).

21	List of Subsidiaries of the Company.

31.1	Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Schedule II

Valuation and Qualifying Accounts and Reserves

		Additions
	Balance	Charged to	Amounts	Balance
	Beginning	Costs and	Charged to	End of
	of Period	Expenses	Reserves	Period
	(dollars in millions)

Fiscal year ended December 30, 2006

Allowance for doubtful trade accounts	$5	$1	$(3)	$3

Reserves:
Insurance claims	$82	$25	$(19)	$88

Fiscal year ended December 31, 2005

Allowance for doubtful trade accounts	$19	$5	$(19)	$5

Reserves:
Insurance claims*	$79	$16	$(13)	$82

Fiscal year ended December 25, 2004

Allowance for doubtful trade accounts	$7	$19	$(7)	$19

Reserves:
Insurance claims	$70	$11	$(9)	$72

* The adoption of FIN 46-R resulted in the addition of $7 million to the beginning balance of reserves for insurance claims in 2005 from the ending balance at December 25, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETER KIEWIT SONS’, INC.
By: /s/ Tobin A. Schropp
Date: February 27, 2007	Name: Tobin A. Schropp
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce E. Grewcock	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007
Bruce E. Grewcock
/s/ Michael J. Piechoski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007
Michael J. Piechoski
/s/ Michael J. Whetstine	Controller (Principal Accounting Officer)	February 27, 2007
Michael J. Whetstine
/s/ Mogens C. Bay	Director	February 27, 2007
Mogens C. Bay
/s/ Scott L. Cassels	Director	February 27, 2007
Scott L. Cassels
/s/ Richard W. Colf	Director	February 27, 2007
Richard W. Colf
/s/ Richard Geary	Director	February 27, 2007
Richard Geary
/s/ Steven Hansen	Director	February 27, 2007
Steven Hansen
/s/ Allan K. Kirkwood	Director	February 27, 2007
Allan K. Kirkwood
/s/ Michael R. McCarthy	Director	February 27, 2007
Michael R. McCarthy
/s/ Christopher J. Murphy	Director	February 27, 2007
Christopher J. Murphy
/s/ Douglas E. Patterson	Director	February 27, 2007
Douglas E. Patterson

Name	Title	Date

/s/ R. Michael Phelps	Director	February 27, 2007
R. Michael Phelps
/s/ Kirk R. Samuelson	Director	February 27, 2007
Kirk R. Samuelson
/s/ Walter Scott, Jr.	Director	February 27, 2007
Walter Scott, Jr.
/s/ Thomas S. Shelby	Director	February 27, 2007
Thomas S. Shelby
/s/ Kenneth E. Stinson	Director	February 27, 2007
Kenneth E. Stinson