Form 10-Q
period 2007-03-31
PETER KIEWIT SONS INC /DE/
filed 2007-05-09
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2007:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 18,501,321

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of March 31, 2007, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006 and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 30, 2006, and the related consolidated statements of earnings, changes in redeemable common stock and comprehensive income and excess of assets over liabilities, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  Our report dated February 27, 2007 refers to a change to the method of accounting for redeemable common stock and stripping costs incurred during production in the mining industry.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
May 9, 2007

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2007	2006
	(dollars in millions)

Revenue	$1,079	$986
Cost of revenue	(949)	(890)

Margin	130	96

General and administrative expenses	(85)	(70)
Gain on sale of property, plant and equipment	5	5

Operating income	50	31

Other income (expense):
Investment income	12	7
Interest expense	(1)	(1)
	11	6

Income before minority interest, income taxes and earnings attributable to redeemable common stock*	61	37

Minority interest in income of consolidated subsidiaries	(7)	(3)

Income before income taxes and earnings attributable to redeemable common stock*	54	34

Income tax expense	(20)	(13)

Net income before earnings attributable to redeemable common stock*	34	21

Earnings attributable to redeemable common stock*	(27)	(11)

Net income	$7	$10

* See Note 2 “Redeemable Common Stock”

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
	2007		December 30,
	(unaudited)		2006
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$251		$369
Marketable securities	538		546
Receivables, including retainage of $237 and $224 and
less allowance of $3 and $3	649		693
Unbilled contract revenue	227		226
Contract costs in excess of related revenue	20		16
Investment in nonconsolidated joint ventures	50		41
Deferred income taxes	61		64
Other	45		32

Total current assets		$1,841		$1,987

Property, plant and equipment, at cost	1,398		1,369
Less accumulated depreciation and amortization	(815)		(795)

Net property, plant and equipment		583		574

Other assets		144		160

		$2,568		$2,721

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

	March 31,
	2007		December 30,
	(unaudited)		2006
	(dollars in millions)

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $88 and $91	$272		$306
Current portion of long-term debt	14		5
Accrued costs on construction contracts	267		293
Billings in excess of related costs and earnings	379		394
Distributions and costs in excess of investment in nonconsolidated joint ventures	8		7
Accrued insurance costs	89		88
Accrued payroll and payroll taxes	49		70
Other	42		68

Total current liabilities	1,120		1,231

Long-term debt, less current portion	19		25
Deferred income taxes	21		18
Accrued reclamation	28		28
Other	14		14

Total liabilities excluding redeemable common stock*		$1,202		$1,316

Total redeemable common stock*		1,090		1,130

Total liabilities including redeemable common stock*		2,292		2,446

Minority interest		93		99

Commitments and contingencies

Excess of assets over liabilities including redeemable
common stock*		183		176

		$2,568		$2,721

* See Note 2 “Redeemable Common Stock”

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(dollars in millions)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(34)	$14

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	401	522
Purchases of available-for-sale securities	(385)	(485)
Payments received on notes receivable	-	2
Proceeds from sales of property, plant and equipment	6	18
Capital expenditures	(37)	(50)
Net cash (used in) provided by investing activities	(15)	7

Cash flows from financing activities:
Payments on long-term debt	-	(1)
Change in outstanding checks in excess of funds on deposit	1	2
Repurchases of redeemable common stock	(51)	(65)
Dividends paid	(17)	(15)
Minority interest contributions	9	8
Minority interest withdrawals	(12)	(25)
Net cash used in financing activities	(70)	(96)

Effect of exchange rates on cash	1	-

Net decrease in cash and cash equivalents	(118)	(75)

Cash and cash equivalents at beginning of period	369	318

Cash and cash equivalents at end of period	$251	$243

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

The condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”) at December 30, 2006 has been condensed from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading.

When appropriate, items within the condensed consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company accounts for the redeemable common stock under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Since the Company is obligated to purchase all redeemable common stock upon death or termination of a stockholder’s employment, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at formula value and presented as a liability on the balance sheet.  The formula value of the redeemable common stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities (“Construction PP&E”)), reduced by total liabilities (excluding the liability for redeemable common stock) and minority interest.  Any excess of assets over liabilities, which consists entirely of the net book value of the Construction PP&E (approximately $183 million and $176 million at March 31, 2007 and December 30, 2006, respectively), is presented as “Excess of assets over liabilities including redeemable common stock.”  Period to period changes in formula value represent an expense in the condensed consolidated statement of operations captioned “Earnings attributable to redeemable common stock.”  Period to period changes in Construction PP&E are not attributable to redeemable common stock and therefore, represent “Net income” on the condensed consolidated statement of operations.  Since formula value of the redeemable common stock is based on the book value of the Company, the SFAS 150 earnings attributable to redeemable common stock offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2. Redeemable Common Stock, Continued:

The changes in the components of the redeemable common stock for the three months ended March 31, 2007 were as follows:

	Redeemable Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(dollars in millions)

December 30, 2006 balance, $0.01 par
value, 125 million shares authorized,
19,380,177 issued and outstanding	$-	$275	$21	$1,010	$1,306

Dividends	-	-	-	(17)	(17)
Repurchases of redeemable common
stock	-	(13)	-	(38)	(51)

Comprehensive income:
Net income before earnings
attributable to redeemable
common stock	-	-	-	34	34
Other comprehensive income:
Foreign currency adjustment	-	-	1	-	1

Total other comprehensive income					1

Total comprehensive income					35

March 31, 2007 balance, $0.01 par
value, 125 million shares authorized,
18,511,439 issued and outstanding	$-	$262	$22	$989	$1,273

Excess of assets over liabilities					(183)

Total redeemable common stock					$1,090

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2. Redeemable Common Stock, Continued:

The changes in the components of accumulated other comprehensive income for the three months ended March 31, 2007 and the year ended December 30, 2006 were as follows:

	2007	2006
	(dollars in millions)

Balance at beginning of period	$21	$14

Unrealized holding gain arising during period	-	5
Tax expense	-	(2)

Foreign currency translation adjustments	1	(1)
Tax benefit	-	5

Balance at end of period	$22	$21

3. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.  The changes to current practice relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning with the 2008 fiscal year.  The Company is continuing to evaluate the impact of the adoption of SFAS 157.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the Company beginning with the 2008 fiscal year.  The Company is continuing to evaluate the impact of the adoption of SFAS 159.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

4. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 93 million at March 31, 2007 and $U.S. 62 million at December 30, 2006.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries and anticipated Canadian currency needs.  The forward contracts are recorded in the condensed consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the condensed consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At March 31, 2007 and December 30, 2006, the fair value of these forward contracts was a current liability of approximately $2 million and $3 million, respectively.  During the three month period ended March 31, 2007, the Company recognized a gain of approximately $1 million on the forward contracts.  During the three month period ended March 31, 2006, the Company recognized a loss of approximately $1 million on the forward contracts.

5. Income Taxes:

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006.  FIN 48 provides specific guidance on how to address uncertainty in accounting for income tax assets and liabilities, prescribing recognition thresholds and measurement attributes.  The adoption of FIN 48 by the Company did not impact retained earnings.

Unrecognized tax benefits at the beginning of 2007 were $14 million (including $3 million of accrued interest and penalties), all of which would affect the effective tax rate if recognized.  Unrecognized tax benefits have not changed materially during the three months ended March 31, 2007.  It is the Company’s continued practice to record interest and penalties related to unrecognized tax benefits in income tax expense.

The Internal Revenue Service has completed examinations of the Company’s filed tax returns through 2004.  Possible increases and / or decreases in the unrecognized tax benefit may be reflected within the next twelve months; however the Company currently believes that these changes would not materially affect the Company’s financial position, future results of operations or future cash flows.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

6. Segment Data:

The Company has two reportable segments, construction and coal mining.

Intersegment sales, if any, are recorded at cost and are eliminated upon consolidation.  There were no intersegment sales for the three months ended March 31, 2007 and March 31, 2006.  Operating income is comprised of net sales less all identifiable operating expenses, general and administrative expenses, gain on sale of property, plant and equipment and depreciation and amortization.  Investment income and interest expense have been excluded from segment operations.

	Three Months Ended
	March 31, 2007		March 31, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,021	$58	$940	$46

Depreciation and amortization	$24	$5	$22	$3

Operating income	$35	$15	$20	$11

7. Other Matters:

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

It is customary in the Company’s industry to use standby letters of credit.  At March 31, 2007, the Company had outstanding letters of credit with a number of banks totaling approximately $279 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 397,000 shares of redeemable common stock in January, 2008 as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at March 31, 2007 would be approximately $23 million.

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

Overview.

The Company primarily operates in the construction industry and has two reportable operating segments, construction and coal mining.  The construction segment performs services for a broad range of public and private customers, primarily in the United States and Canada.  The Company’s coal mining segment owns and manages coal mines in the United States that sell primarily to electric utilities.

For the twelve months ended March 31, 2007 and March 31, 2006, public contracts accounted for approximately 62% and 68%, respectively, of the combined prices of construction contracts awarded to the Company.  For the three months ended March 31, 2007 and March 31, 2006, public contracts accounted for approximately 67% and 66%, respectively, of construction revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects.  Construction joint venture revenue accounted for approximately 33% and 25% of total construction revenue for the three months ended March 31, 2007 and March 31, 2006, respectively.  During the three months ended March 31, 2007 and March 31, 2006, the Company derived approximately 69% and 83%, respectively, of its construction joint venture revenue from sponsored joint ventures.

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

Results of Operations – First Quarter 2007 vs. First Quarter 2006

Revenue.

Revenue from each of the Company’s segments was:
	Three Months Ended March 31,
	2007	2006
	(dollars in millions)

Construction	$1,021	$940
Coal Mining	58	46

	$1,079	$986

Total construction revenue increased $81 million or 9% from the same period in 2006, as the Company’s revenue growth mirrored increases in backlog.  Increases in revenue from the first quarter of 2006 to the first quarter of 2007 include numerous construction projects spanning various markets including power/heat/cooling ($46 million), sewage and solid waste disposal ($24 million), commercial building ($24 million) and transportation ($14 million).  These increases were partially offset by a decrease in petroleum ($31 million) and water supply/dams ($3 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction contract backlog at March 31, 2007 and March 31, 2006 was $7.6 billion and $6.3 billion, respectively.  Additionally, the Company was low bidder on $1.7 billion and $0.9 billion of construction jobs that had not been awarded at March 31, 2007 and March 31, 2006, respectively.  Foreign operations, located primarily in Canada, represent 17% and 14% of construction backlog at March 31, 2007 and March 31, 2006, respectively.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 34% and 51% of total backlog at March 31, 2007 and March 31, 2006, respectively.

Coal mining revenues increased $12 million or 26% from the same period in 2006. This increase is primarily due to increased tons sold and an increased sales price per ton.

Coal mining sales backlog at March 31, 2007 and March 31, 2006 was approximately 120 million and 115 million tons of coal, respectively.  The remaining terms on these contracts range from less than 1 year to 19 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of property, plant and equipment.  Operating income from each of the Company’s segments was:

	Three Months Ended
	March 31, 2007		March 31, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$113	$17	$83	$13
General and administrative expenses	(83)	(2)	(68)	(2)
Gain on sale of property, plant and equipment	5	-	5	-

Operating income	$35	$15	$20	$11

Margin.

Total construction margin increased $30 million or 36% from the same period in 2006.  The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($34 million), mining ($14 million) and power/heat/cooling ($6 million).  These increases were partially offset by decreases in petroleum ($6 million), water supply/dams ($2 million) and an increase in losses of approximately $12 million on a mineral processing facility project located in Alberta, Canada. Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue for the three months ended March 31, 2007 increased to 11% from 9% for the same period in 2006.  The increase is primarily driven by the favorable resolution of technical challenges related to construction and change order and cost issues with owners on two large projects that are nearing completion.

Total coal mining margin increased $4 million or 31% from the same period in 2006.  This increase is primarily due to increased tons sold and an increased sales price per ton.  Coal mining margin as a percentage of coal mining revenue for the three months ended March 31, 2007 was consistent with margins experienced in the prior year.

General and Administrative Expenses.

General and administrative expenses related to construction operations for the three months ended March 31, 2007 increased $15 million (from 7% to 8% of revenues), from the same period in 2006 due primarily to increased salaries which were driven by additional hiring necessary to support the Company’s increased backlog.

General and administrative expenses related to mining operations were $2 million for the three month periods ended March 31 in 2007 and 2006, respectively.  As a percentage of coal mining revenue, general and administrative expenses for the three months ended March 31, 2007 decreased to 3% from 4% as general and administrative expenses did not increase proportionally with the increase in revenues.

Gain on Sale of Property, Plant and Equipment.

Net gains on the disposition of property, plant and equipment were $5 million for the three month periods ended March 31, 2007 and March 31, 2006.  Gain on sale of property, plant and equipment is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income increased $5 million for the three months ended March 31, 2007 from the same period in 2006 due to interest income from increased average cash balances combined with higher interest rates.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the three months ended March 31, 2007, the Company recognized $7 million of minority interest in income of consolidated subsidiaries as compared to $3 million in the same period in 2006.  The increase is consistent with the increase in joint venture volume.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three month periods ended March 31, 2007 and March 31, 2006 were 37% and 38%, respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

Earnings Attributable to Redeemable Common Stock.

As described in Note 2, Redeemable Common Stock, the Company accounts for redeemable common stock under the provisions of SFAS 150.  SFAS 150 requires that redeemable common stock be recorded as a liability at formula value and that changes in formula value be recorded as an expense on the condensed consolidated statement of operations.  That expense, captioned “Earnings attributable to redeemable common stock” represents the portion of earnings for the period that, at the next annual determination, will increase formula value.

Financial Condition – March 31, 2007 vs. December 30, 2006

Cash and cash equivalents decreased $118 million to $251 million at March 31, 2007 from $369 million at December 30, 2006.  The major items contributing to the decrease were repurchases of redeemable common stock of $51 million, cash used in operations of $34 million, capital expenditures of $37 million and dividends paid of $17 million partially offset by net proceeds from sales of available-for-sale securities of $16 million.

Net cash used in operating activities for the three months ended March 31, 2007 was $34 million.  This amount is a net decrease of $48 million from $14 million provided by operating activities in 2006.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2007 was $15 million, a net change of $22 million from the 2006 net cash provided by investing activities of $7 million.  The change was primarily due to decreased net proceeds from available-for-sale securities of $21 million and decreased proceeds from sales of property, plant and equipment of $12 million partially offset by a decrease in capital expenditures of $13 million.

Capital spending varies due to the nature and timing of jobs awarded. Management does not expect any material changes to capital spending. Acquisitions depend largely on market conditions.

Net cash used in financing activities for the three months ended March 31, 2007 decreased by $26 million to $70 million as compared to $96 million in the same time period in 2006.  The decrease was primarily due to decreased repurchases of redeemable common stock of $14 million and a decrease in net minority interest withdrawals of $14 million.

Liquidity.

During the three months ended March 31, 2007 and March 31, 2006, the Company expended $37 million and $50 million, respectively, on capital expenditures.  The Company anticipates that its future cash requirements for capital expenditures and acquisitions will not change significantly from historical amounts except as described below.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  As of March 31, 2007, the Company had no material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $14 million.  The Company paid dividends during the three months ended March 31, 2007 and March 31, 2006 of $17 million and $15 million, respectively.  The Company also has the commitment to repurchase its redeemable common stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 397,000 shares of redeemable common stock in January, 2008 as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at March 31, 2007 would be approximately $23 million.

It is customary in the Company’s industry to use standby letters of credit.  At March 31, 2007, the Company had outstanding letters of credit with a number of banks totaling approximately $279 million.  None of the available letters of credit have been drawn upon.

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

Off-Balance Sheet Arrangements.

During the three months ended March 31, 2007 and March 31, 2006, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company holds a diversified portfolio of investments that primarily includes cash, high quality commercial paper, U.S. Government debt obligations, U.S. Government Agency debt obligations, tax exempt municipal securities, U.S. corporate debt obligations, mortgage obligations and equity mutual funds.  Except for cash, each of these investments is subject, in varying degrees, to market risk, interest rate risk, economic risk and credit risk.  These risks, among others, could result in the loss of principal.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  The forward contracts had outstanding notional amounts of $U.S. 93 million at March 31, 2007 and $U.S. 62 million at December 30, 2006.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries and anticipated Canadian currency needs.  The forward contracts are recorded in the condensed consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the condensed consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At March 31, 2007 and December 30, 2006, the fair value of these forward contracts was a current liability of approximately $2 million and $3 million, respectively.  During the three month period ended March 31, 2007, the Company recognized a gain of approximately $1 million on the forwards.  During the three month period ended March 31, 2006, the Company recognized a loss of approximately $1 million on the forward contracts.  A 10% change in the Canadian / U.S. exchange rate would result in a gain of approximately $11 million in the event of an increase in the exchange rate, or a loss of approximately $11 million in the event of a decrease.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K as filed for the fiscal year ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

January 1, 2007 through January 31, 2007	780,682	$58.26
February 1, 2007 through February 28, 2007	38,640	$57.40
March 1, 2007 through March 31, 2007	49,416	$57.40

Total	868,738	$58.18

Pursuant to the terms of PKS’ Restated Certificate of Incorporation, the Company is required to repurchase shares of redeemable common stock at a formula price, generally upon demand.  Redeemable common stock can generally be issued only to directors of PKS and employees of the Company and can be resold only to the Company at a formula price based on the year-end book value of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

PKS’ annual meeting of stockholders was held on April 16, 2007.  The holders of 17,822,055 of the 18,560,855 outstanding shares of redeemable common stock were present in person or by proxy at the annual meeting.  At such meeting, the following matters were submitted to a vote and approved by the stockholders:

1.

Approval of the Certificate Amendment.  The stockholders were asked to approve an amendment to the Company’s Restated Certificate of Incorporation to make technical corrections relating to the application of Statement of Financial Accounting Standards No. 150:

Affirmative Votes	Negative Votes	Abstentions

17,758,104	12,236	51,715

2.

Approval of the Bonus Plan Amendment.  The stockholders were asked to approve an amendment to the Peter Kiewit Sons’, Inc. 2004 Bonus Plan to make technical corrections relating to the application of Statement of Financial Accounting Standards No. 150:

Affirmative Votes	Negative Votes	Abstentions

17,606,451	154,810	60,794

3.

Election of Directors.  A slate of nominees for director was proposed by the incumbent directors.  No additional nominations were received and all of the nominees proposed by the board were elected to serve one-year terms.

Director Nominee Votes For Withheld

Mogens C. Bay 17,819,199 2,856
Scott L. Cassels 17,797,699 24,356
Richard W. Colf 17,820,605 1,450
Richard Geary 17,819,199 2,856
Bruce E. Grewcock 17,820,605 1,450
Steven Hansen 17,820,605 1,450
Allan K. Kirkwood 17,819,199 2,856
Michael R. McCarthy 17,819,199 2,856
Christopher J. Murphy 17,820,605 1,450
Douglas E. Patterson 17,820,605 1,450
R. Michael Phelps 17,820,605 1,450
Kirk R. Samuelson 17,820,605 1,450
Walter Scott, Jr. 17,819,199 2,856
Thomas S. Shelby 17,820,605 1,450
Kenneth E. Stinson 17,820,605 1,450

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3.1 Restated Certificate of Incorporation.
10 Amended 2004 Bonus Plan.
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

Date: May 9, 2007	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer