Form 10-Q
period 2007-06-30
PETER KIEWIT SONS INC /DE/
filed 2007-08-09
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2007:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 19,857,131

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of June 30, 2007, the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of December 30, 2006, and the related consolidated statements of operations, changes in redeemable common stock and comprehensive income and excess of assets over liabilities, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  Our report dated February 27, 2007 refers to a change to the method of accounting for redeemable common stock and stripping costs incurred during production in the mining industry.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Omaha, Nebraska
August 8, 2007

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in millions)

Revenue	$1,396	$1,237	$2,475	$2,223
Cost of revenue	(1,211)	(1,083)	(2,160)	(1,973)

Margin	185	154	315	250

General and administrative expenses	(79)	(67)	(164)	(137)
Gain on sale of property, plant and equipment	4	3	9	8

Operating income	110	90	160	121

Other income (expense):
Investment income	11	8	22	15
Interest expense	(1)	(1)	(2)	(2)
Other, net	2	(5)	3	(5)
	12	2	23	8

Income before minority interest, income taxes and earnings attributable to redeemable common stock*	122	92	183	129

Minority interest in income of consolidated subsidiaries	(13)	(8)	(20)	(11)

Income before income taxes and earnings attributable to redeemable common stock*	109	84	163	118

Income tax expense	(39)	(32)	(59)	(45)

Net income before earnings attributable to redeemable common stock*	70	52	104	73

Earnings attributable to redeemable common stock*	(51)	(25)	(78)	(36)

Net income	$19	$27	$26	$37

* See Note 2 “Redeemable Common Stock”

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,
	2007		December 30,
	(unaudited)		2006
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$250		$369
Marketable securities	521		546
Receivables, including retainage of $258 and $224 and less allowance of $3 and $3	739		693
Unbilled contract revenue	225		226
Contract costs in excess of related revenue	24		16
Investment in nonconsolidated joint ventures	42		41
Deferred income taxes	92		64
Other	66		32

Total current assets		$1,959		$1,987

Property, plant and equipment, at cost	1,466		1,369
Less accumulated depreciation and amortization	(845)		(795)

Net property, plant and equipment		621		574

Other assets		185		160

		$2,765		$2,721

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

	June 30,
	2007		December 30,
	(unaudited)		2006
	(dollars in millions)

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $87 and $91	$309		$306
Current portion of long-term debt	14		5
Accrued costs on construction contracts	322		293
Billings in excess of related costs and earnings	382		394
Distributions and costs in excess of investment in nonconsolidated joint ventures	8		7
Accrued insurance costs	89		88
Accrued payroll and payroll taxes	56		70
Other	54		68

Total current liabilities	1,234		1,231

Long-term debt, less current portion	32		25
Deferred income taxes	17		18
Accrued reclamation	29		28
Other	14		14

Total liabilities excluding redeemable common stock*		$1,326		$1,316

Total redeemable common stock*		1,135		1,130

Total liabilities including redeemable common stock*		2,461		2,446

Minority interest		102		99

Commitments and contingencies

Excess of assets over liabilities including redeemable
common stock*		202		176

		$2,765		$2,721

* See Note 2 “Redeemable Common Stock”

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(dollars in millions)

Cash flows from operating activities:
Net cash provided by operating activities	$106	$137

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	904	903
Purchases of available-for-sale securities	(895)	(878)
Additions to notes receivable	-	(2)
Payments received on notes receivable	-	2
Proceeds from sales of property, plant and equipment	12	11
Acquisition, net of cash	(46)	-
Capital expenditures	(98)	(108)
Net cash used in investing activities	(123)	(72)

Cash flows from financing activities:
Payments on long-term debt	(1)	(1)
Change in outstanding checks in excess of funds on deposit	(7)	-
Repurchases of redeemable common stock	(53)	(70)
Dividends paid	(35)	(30)
Minority interest contributions	20	16
Minority interest withdrawals	(35)	(39)
Net cash used in financing activities	(111)	(124)

Effect of exchange rates on cash	9	3

Net decrease in cash and cash equivalents	(119)	(56)

Cash and cash equivalents at beginning of period	369	318

Cash and cash equivalents at end of period	$250	$262

Non-cash investing activities:
Notes payable issued for acquisition	$12	$-

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company accounts for the redeemable common stock under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Since the Company is obligated to purchase all redeemable common stock upon death or termination of a stockholder’s employment, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at formula value and presented as a liability on the balance sheet.  The formula value of the redeemable common stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities (“Construction PP&E”)), reduced by total liabilities (excluding the liability for redeemable common stock) and minority interest.  Any excess of assets over liabilities, which consists entirely of the net book value of the Construction PP&E (approximately $202 million and $176 million at June 30, 2007 and December 30, 2006, respectively), is presented as “Excess of assets over liabilities including redeemable common stock.”  Period to period changes in formula value represent an expense in the condensed consolidated statement of operations captioned “Earnings attributable to redeemable common stock.”  Period to period changes in Construction PP&E are not attributable to redeemable common stock and therefore, represent “Net income” on the condensed consolidated statement of operations.  Since formula value of the redeemable common stock is based on the book value of the Company, the SFAS 150 earnings attributable to redeemable common stock offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2. Redeemable Common Stock, Continued:

The changes in the components of the redeemable common stock for the six months ended June 30, 2007 were as follows:

	Redeemable Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(dollars in millions)

December 30, 2006 balance, $0.01 par
value, 125 million shares authorized,
19,380,177 issued and outstanding	$-	$275	$21	$1,010	$1,306

Dividends	-	-	-	(35)	(35)
Repurchases of redeemable common
stock	-	(13)	-	(40)	(53)

Comprehensive income:
Net income before earnings
attributable to redeemable
common stock	-	-	-	104	104
Other comprehensive income:
Foreign currency adjustment	-	-	15	-	15

Total other comprehensive income					15

Total comprehensive income					119

June 30, 2007 balance, $0.01 par
value, 125 million shares authorized,
18,473,073 issued and outstanding	$-	$262	$36	$1,039	$1,337

Excess of assets over liabilities					(202)

Total redeemable common stock					$1,135

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2. Redeemable Common Stock, Continued:

The changes in the components of accumulated other comprehensive income for the six months ended June 30, 2007 and the year ended December 30, 2006 were as follows:

	2007	2006
	(dollars in millions)

Balance at beginning of period	$21	$14

Unrealized holding gain arising during period	-	5
Tax expense	-	(2)

Foreign currency translation adjustments	15	(1)
Tax benefit	-	5

Balance at end of period	$36	$21

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

4. Acquisition:

On June 1, 2007, the Company acquired 100% of the outstanding share capital of a Canadian construction corporation for approximately $58 million.  The operating results related to this acquisition have been included in the consolidated financial statements since that date.  The pro forma results relating to this acquisition were not material to the Company’s operations. The acquisition occurred as part of the Company’s plan to expand its construction business.  The Company is in the process of obtaining third-party valuations of the assets and liabilities acquired.  Any goodwill that is ultimately calculated will be considered nondeductible for Canadian tax purposes.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements 5. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 128 million at June 30, 2007 and $U.S. 62 million at December 30, 2006.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries and anticipated Canadian currency needs.  The forward contracts are recorded in the condensed consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the condensed consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At June 30, 2007 and December 30, 2006, the fair value of these forward contracts was a current liability of approximately $2 million and $3 million, respectively.  During both the three and six month periods ended June 30, 2007 and June 30, 2006, the Company recognized gains of approximately $5 million and losses of approximately $3 million, respectively, on the forward contracts.

6. Income Taxes:

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

Unrecognized tax benefits at the beginning of 2007 were $14 million (including $3 million of accrued interest and penalties), all of which would affect the effective tax rate if recognized.  Unrecognized tax benefits have not changed materially during the six months ended June 30, 2007.  It is the Company’s continued practice to record interest and penalties related to unrecognized tax benefits in income tax expense.

The Internal Revenue Service has completed routine examinations of the Company’s filed tax returns through 2004.  Possible increases and / or decreases in the unrecognized tax benefit may be reflected within the next twelve months; however the Company currently believes that these changes would not materially affect the Company’s financial position, future results of operations or future cash flows.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

7. Segment Data:

The Company has two reportable segments, construction and coal mining.

Intersegment sales, if any, are recorded at cost and are eliminated upon consolidation.  There were no intersegment sales for the three and six months ended June 30, 2007 and June 30, 2006.  Operating income is comprised of net sales less all identifiable operating expenses, general and administrative expenses, gain on sale of property, plant and equipment and depreciation and amortization.  Investment income and interest expense have been excluded from segment operations.

	Three Months Ended
	June 30, 2007		June 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,336	$60	$1,190	$47

Depreciation and amortization	$26	$5	$24	$4

Operating income	$98	$12	$82	$8

	Six Months Ended
	June 30, 2007		June 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$2,357	$118	$2,130	$93

Depreciation and amortization	$50	$10	$46	$7

Operating income	$133	$27	$103	$18

8. Other Matters:

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

It is customary in the Company’s industry to use standby letters of credit.  At June 30, 2007, the Company had outstanding letters of credit with a number of banks totaling approximately $351 million.  None of the available letters of credit have been drawn upon.

The Company anticipates repurchasing approximately 397,000 shares of redeemable common stock in January, 2008 as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at June 30, 2007 would be approximately $24 million.

9. Subsequent Event:

In July of 2007, the Company finalized an acquisition totaling approximately $34 million.

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

For the twelve months ended June 30, 2007 and June 30, 2006, public contracts accounted for approximately 51% and 66%, respectively, of the combined prices of construction contracts awarded to the Company.  For the six months ended June 30, 2007 and June 30, 2006, public contracts accounted for approximately 63% and 57%, respectively, of construction revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects.  Construction joint venture revenue accounted for approximately 31% and 25% of total construction revenue for the six months ended June 30, 2007 and June 30, 2006, respectively.  During the six months ended June 30, 2007 and June 30, 2006, the Company derived approximately 74% and 82%, respectively, of its construction joint venture revenue from sponsored joint ventures.

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

Results of Operations – Second Quarter 2007 vs. Second Quarter 2006

Revenue.

Revenue from each of the Company’s segments was:
	Three Months Ended June 30,
	2007	2006
	(dollars in millions)

Construction	$1,336	$1,190
Coal Mining	60	47

	$1,396	$1,237

Total construction revenue increased $146 million or 12% from the same period in 2006, as the Company’s revenue growth mirrored increases in backlog.  Increases in revenue from the second quarter of 2006 to the second quarter of 2007 include numerous construction projects spanning various markets including power/heat/cooling ($70 million), commercial building ($55 million), transportation ($53 million) and sewage and solid waste disposal ($15 million).  These increases were partially offset by a decrease in water supply/dams ($32 million) and petroleum ($31 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction contract backlog at June 30, 2007 and June 30, 2006 was $8.3 billion and $6.4 billion, respectively.  Additionally, the Company was low bidder on $1.9 billion and $0.9 billion of construction jobs that had not been awarded at June 30, 2007 and June 30, 2006, respectively.  Foreign operations, located primarily in Canada, represent 15% and 14% of construction backlog at June 30, 2007 and June 30, 2006, respectively.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 32% and 51% of total backlog at June 30, 2007 and June 30, 2006, respectively.

Coal mining revenues increased $13 million or 28% from the same period in 2006. This increase is primarily due to increased tons sold and an increased sales price per ton.

Coal mining sales backlog at June 30, 2007 and June 30, 2006 was approximately 120 million and 135 million tons of coal, respectively.  The remaining terms on these contracts range from less than 1 year to 19 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of property, plant and equipment.  Operating income from each of the Company’s segments was:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$171	$14	$144	$10
General and administrative expenses	(77)	(2)	(65)	(2)
Gain on sale of property, plant and equipment	4	-	3	-

Operating income	$98	$12	$82	$8

Margin.

Total construction margin increased $27 million or 19% from the same period in 2006.  The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($54 million) and commercial building ($7 million) and an increase in claims margin ($16 million).  The increase in transportation was attributable to the favorable resolution of technical challenges related to construction and change order and cost issues with owners on three large projects that are nearing completion.  These increases were partially offset by decreases in petroleum ($14 million) and an increase in losses of $36 million on a mineral processing facility project located in Alberta, Canada.  As the design and construction of this mineral processing facility project has progressed, significant changes in project specifications have been identified which have caused large schedule and cost impacts in several areas.  The Company has submitted a claim to the owner of this project, however, under the Company’s revenue recognition policy, no revenue will be recognized from this claim until it is signed by the owner.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue increased to 13% from 12% for the same period in 2006.  The increase is primarily driven by the increases in transportation margins partially offset by losses on the mineral processing facility.

Total coal mining margin increased $4 million or 40% from the same period in 2006.  This increase is primarily due to increased tons sold and an increased sales price per ton.  Coal mining margin as a percentage of coal mining revenue increased to 23% from 21% when compared to the same period of the prior year.

General and Administrative Expenses.

General and administrative expenses related to construction operations increased $12 million (remaining flat at 6% of revenues), from the same period in 2006 due primarily to increased salaries which were driven by additional hiring necessary to support the Company’s increased backlog and increased professional services related to bidding.

General and administrative expenses related to mining operations were $2 million in 2007 and 2006, respectively.  As a percentage of coal mining revenue, general and administrative expenses for the three months ended June 30, 2007 decreased to 3% from 4% as it was not necessary to increase general and administrative expenses proportionally with the increase in revenues.

Gain on Sale of Property, Plant and Equipment.

Net gains on the disposition of property, plant and equipment were $4 million and $3 million in 2007 and 2006, respectively.  Gain on sale of property, plant and equipment is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income increased $10 million from the same period in 2006 due to a gain on a foreign currency forward contract and interest income from increased average cash balances combined with higher interest rates.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the three months ended June 30, 2007, the Company recognized $13 million of minority interest in income of consolidated subsidiaries as compared to $8 million in the same period in 2006.  The increase is consistent with the increase in joint venture volume.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three month periods ended June 30, 2007 and June 30, 2006 were 36% and 38%, respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

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

Results of Operations – Six Months 2007 vs. Six Months 2006

Revenue.

Revenue from each of the Company’s segments was:

			Six Months Ended
			June 30,
			2007	2006
			(dollars in millions)

Construction			$2,357	$2,130
Coal Mining			118	93

			$2,475	$2,223

Total construction revenue increased $227 million or 11% from the same period in 2006.  Increases in revenue include numerous construction projects spanning various markets including power/heat/cooling ($110 million), commercial building ($79 million), transportation ($66 million) and sewage and solid waste disposal ($32 million).  Offsetting these increases was a decrease in petroleum ($71 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Coal mining revenues increased $25 million or 27% from the same period in 2006. This increase is primarily due to increased tons sold and an increased sales price per ton.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of property, plant and equipment.  Operating income from each of the Company’s segments was:

	Six Months Ended
	June 30, 2007		June 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$284	$31	$227	$23
General and administrative expenses	(160)	(4)	(132)	(5)
Gain on sale of property, plant and equipment	9	-	8	-

Operating income	$133	$27	$103	$18

Margin.

Total construction margin increased $57 million or 25% from the same period in 2006. The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($79 million), mining ($19 million), commercial buildings ($9 million) and sewage and solid waste disposal ($5 million).  The increase in transportation was attributable to the favorable resolution of technical challenges related to construction and change order and cost issues with owners on three large projects that are nearing completion. Offsetting the increases were decreases in margin on numerous construction projects spanning various markets including petroleum ($14 million) and an increase in losses of approximately $48 million on a mineral processing facility project located in Alberta, Canada.  As the design and construction of this mineral processing facility project has progressed, significant changes in project specifications have been identified which have caused large schedule and cost impacts in several areas.  The Company has submitted a claim to the owner of this project, however, under the Company’s revenue recognition policy, no revenue will be recognized from this claim until it is signed by the owner.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue increased to 12% from 11% for the same period in 2006, primarily due to the increased claim margin in 2007.  The increase is also driven by the increases in transportation margins partially offset by losses on the mineral processing facility.

Total coal mining margin increased $8 million or 35% from the same period in 2006.  Coal mining margin as a percentage of coal mining revenue increased to 26% from 25% for the same period in 2006.  The increase is primarily due to increased tonnage sold at a greater price per ton.

General and Administrative Expenses.

General and administrative expenses related to construction operations increased $28 million from the same period in 2006.  As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2007 increased to 7% as compared to 6% for the same period in 2006 due primarily to increased salaries which were driven by additional hiring necessary to support the Company’s increased backlog and increased professional services related to bidding.

General and administrative expenses related to mining operations decreased $1 million as compared to the same period in 2006.  As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2007 decreased to 3% as compared to 5% for the same period in 2006 as it was not necessary to increase general and administrative expenses proportionally with the increase in revenues. .

Gain on Sale of Property, Plant and Equipment.

Net gains on the disposition of property, plant and equipment were $9 million and $8 million in 2007 and 2006, respectively.  Gain on sale of property, plant and equipment is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other net income increased $15 million from the same period in 2006 primarily due to a gain on a foreign currency forward contract and interest income from increased average cash balances combined with higher interest rates.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the six months ended June 30, 2007, the Company recognized $20 million of minority interest in income of consolidated subsidiaries as compared to $11 million in the same period in 2006.  The increase is consistent with the increase in joint venture volume.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the six months ended June 30, 2007 and June 30, 2006 were 36% and 38% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part, by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

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

Financial Condition – June 30, 2007 vs. December 30, 2006

Cash and cash equivalents decreased $119 million to $250 million at June 30, 2007 from $369 million at December 30, 2006.  The major items contributing to the decrease were capital expenditures of $98 million, repurchases of redeemable common stock of $53 million, net cash paid for acquisition of $46 million, dividends paid of $35 million, and net minority interest withdrawals of $15 million partially offset by cash provided by operations of $106 million and net proceeds from sales of available-for-sale securities of $9 million.

Net cash provided by operating activities for the six months ended June 30, 2007 was $106 million.  This amount is a net decrease of $31 million from $137 million provided by operating activities in 2006.  The net decrease is primarily attributable cash collected in advance of construction activities in the prior year in accordance with contractual provisions.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2007 was $123 million, a net change of $51 million from the 2006 net cash used in investing activities of $72 million.  The change was primarily due to net cash paid for acquisition of $46 million and decreased net proceeds from available-for-sale securities of $16 million partially offset by decreased capital expenditures of $10 million.

Capital spending varies due to the nature and timing of jobs awarded.  Management expects capital spending to trend consistently with backlog and revenue increases.  Acquisitions depend largely on market conditions.

Net cash used in financing activities for the six months ended June 30, 2007 decreased by $13 million to $111 million as compared to $124 million in the same time period in 2006.  The decrease was primarily due to decreased repurchases of redeemable common stock of $17 million.

Liquidity.

During the six months ended June 30, 2007 and June 30, 2006, the Company expended $144 million and $108 million, respectively, on capital expenditures and an acquisition.  The Company anticipates that its future cash requirements for capital expenditures to trend consistently with backlog and revenue increases and acquisitions will continue to depend largely on market conditions.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  In July of 2007, the Company finalized an acquisition totaling approximately $34 million.  As of June 30, 2007, the Company had no other material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $14 million.  The Company paid dividends during the six months ended June 30, 2007 and June 30, 2006 of $35 million and $30 million, respectively.  The Company also has the commitment to repurchase its redeemable common stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 397,000 shares of redeemable common stock in January, 2008 as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at June 30, 2007 would be approximately $24 million.

It is customary in the Company’s industry to use standby letters of credit.  At June 30, 2007, the Company had outstanding letters of credit with a number of banks totaling approximately $351 million.  None of the available letters of credit have been drawn upon.

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

Off-Balance Sheet Arrangements.

During the six months ended June 30, 2007 and June 30, 2006, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  The forward contracts had outstanding notional amounts of $U.S. 128 million at June 30, 2007 and $U.S. 62 million at December 30, 2006.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries and anticipated Canadian currency needs.  The forward contracts are recorded in the condensed consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the condensed consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At June 30, 2007 and December 30, 2006, the fair value of these forward contracts was a current liability of approximately $2 million and $3 million, respectively.  During the six month periods ended June 30, 2007 and June 30, 2006, the Company recognized gains of approximately $5 million and losses of approximately $3 million, respectively, on the forward contracts.  A 10% change in the Canadian / U.S. exchange rate would result in a gain of approximately $14 million in the event of an increase in the exchange rate, or a loss of approximately $14 million in the event of a decrease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

April 1, 2007 through April 30, 2007	10,118	$57.40
May 1, 2007 through May 31, 2007	24,847	$56.45
June 1, 2007 through June 30, 2007	3,401	$56.45

Total	38,366	$56.70

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

Date: August 8, 2007	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer