Form 10-Q
period 2007-09-30
PETER KIEWIT SONS INC /DE/
filed 2007-11-08
CIK 1044430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission file number 000-23943

PETER KIEWIT SONS’, INC. (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	91-1842817 (I.R.S. Employer Identification No.)

Kiewit Plaza, Omaha, Nebraska (Address of principal executive offices)	68131 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2007:

Title of Class Common Stock, $0.01 par value	Shares Outstanding 19,800,866

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peter Kiewit Sons’, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. and subsidiaries as of September 30, 2007, the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

(signed) KPMG LLP

Omaha, Nebraska
November 8, 2007

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in millions)

Revenue	$1,876	$1,405	$4,351	$3,628
Cost of revenue	(1,580)	(1,167)	(3,740)	(3,140)

Margin	296	238	611	488

General and administrative expenses	(85)	(73)	(249)	(210)
Gain on sale of property, plant and equipment	2	3	11	11

Operating income	213	168	373	289

Other income (expense):
Investment income	13	12	35	27
Interest expense	(1)	-	(3)	(2)
Other, net	-	1	3	(4)
	12	13	35	21

Income before minority interest, income taxes and earnings attributable to redeemable common stock*	225	181	408	310

Minority interest in income of consolidated subsidiaries	(17)	(31)	(37)	(42)

Income before income taxes and earnings attributable to redeemable common stock*	208	150	371	268

Income tax expense	(74)	(58)	(133)	(103)

Net income before earnings attributable to redeemable common stock*	134	92	238	165

Earnings attributable to redeemable common stock*	(99)	(88)	(177)	(124)

Net income	$35	$4	$61	$41

* See Note 2 “Redeemable Common Stock”

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2007		December 30,
	(unaudited)		2006
	(dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$248		$369
Marketable securities	696		546
Receivables, including retainage of $257 and $224 and less allowance of $5 and $3	885		693
Unbilled contract revenue	311		226
Contract costs in excess of related revenue	22		16
Investment in nonconsolidated joint ventures	77		41
Deferred income taxes	100		64
Other	40		32

Total current assets		$2,379		$1,987

Property, plant and equipment, at cost	1,570		1,369
Less accumulated depreciation and amortization	(883)		(795)

Net property, plant and equipment		687		574

Other assets		211		160

		$3,277		$2,721

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

	September 30,
	2007		December 30,
	(unaudited)		2006
	(dollars in millions)

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, including retainage of $92 and $91	$373		$306
Current portion of long-term debt	10		5
Accrued costs on construction contracts	431		293
Billings in excess of related costs and earnings	399		394
Distributions and costs in excess of investment in nonconsolidated joint ventures	10		7
Accrued insurance costs	88		88
Accrued payroll and payroll taxes	62		70
Other	106		68

Total current liabilities	1,479		1,231

Long-term debt, less current portion	50		25
Deferred income taxes	18		18
Accrued reclamation	29		28
Other	14		14

Total liabilities excluding redeemable common stock*		$1,590		$1,316

Total redeemable common stock*		1,328		1,130

Total liabilities including redeemable common stock*		2,918		2,446

Minority interest		122		99

Commitments and contingencies

Excess of assets over liabilities including redeemable
common stock*		237		176

		$3,277		$2,721

* See Note 2 “Redeemable Common Stock”

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(dollars in millions)

Cash flows from operating activities:
Net cash provided by operating activities	$273	$243

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	1,370	1,312
Proceeds from maturities of available-for-sale securities	-	2
Purchases of available-for-sale securities	(1,515)	(1,383)
Additions to notes receivable	-	(2)
Payments received on notes receivable	2	3
Proceeds from sales of property, plant and equipment	18	25
Acquisitions, net of cash	(74)	-
Capital expenditures	(186)	(153)
Net cash used in investing activities	(385)	(196)

Cash flows from financing activities:
Payments on long-term debt	(6)	(1)
Issuances of redeemable common stock	79	55
Change in outstanding checks in excess of funds on deposit	11	13
Repurchases of redeemable common stock	(55)	(73)
Dividends paid	(35)	(30)
Minority interest contributions	28	31
Minority interest withdrawals	(48)	(46)
Net cash used in financing activities	(26)	(51)

Effect of exchange rates on cash	17	5

Net (decrease) increase in cash and cash equivalents	(121)	1

Cash and cash equivalents at beginning of period	369	318

Cash and cash equivalents at end of period	$248	$319

Non-cash investing and financing activities:
Long-term debt related to acquisitions	$18	$-
Long-term debt related to capital expenditures	$14	$-

See accompanying notes to condensed consolidated financial statements.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

The condensed consolidated balance sheet of Peter Kiewit Sons’, Inc. (“PKS,” which together with its subsidiaries in which it has or had control and variable interest entities of which it is the primary beneficiary is referred to herein as the “Company”) at December 30, 2006 has been condensed from the Company’s audited consolidated balance sheet as of that date.  All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  Management believes that the disclosures presented herein are adequate to make the information presented not misleading.

When appropriate, items within the condensed consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company accounts for the redeemable common stock under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”).  Since the Company is obligated to purchase all redeemable common stock upon death or termination of a stockholder’s employment, it is considered ‘mandatorily redeemable’ under SFAS 150.  SFAS 150 requires that mandatorily redeemable stock be recorded at formula value and presented as a liability on the balance sheet.  The formula value of the redeemable common stock is determined annually and is based on the book value of the Company.  Formula value equals total assets (excluding property, plant and equipment used in the Company’s construction activities (“Construction PP&E”)), reduced by total liabilities (excluding the liability for redeemable common stock) and minority interest.  Any excess of assets over liabilities, which consists entirely of the net book value of the Construction PP&E (approximately $237 million and $176 million at September 30, 2007 and December 30, 2006, respectively), is presented as “Excess of assets over liabilities including redeemable common stock.”  Period to period changes in formula value represent an expense in the condensed consolidated statement of operations captioned “Earnings attributable to redeemable common stock.”  Period to period changes in Construction PP&E are not attributable to redeemable common stock and therefore, represent “Net income” on the condensed consolidated statement of operations.  Since formula value of the redeemable common stock is based on the book value of the Company, the SFAS 150 earnings attributable to redeemable common stock offsets a substantial portion of current year earnings.  Furthermore, since SFAS 150 requires that mandatorily redeemable stock be excluded from earnings per share, the Company has not presented earnings per share.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2. Redeemable Common Stock, Continued:

PKS has provided its stockholders with various documents (which documents have been filed with the Securities and Exchange Commission (“SEC”)) in connection with a proposed “going private transaction”.  If PKS’ stockholders take the actions requested of them in such documents as are necessary to effect the going private transaction, PKS intends to terminate the registration of its redeemable common stock under the Securities Exchange Act of 1934.  Once registration is terminated, the provisions of SFAS 150 related to mandatorily redeemable stock will no longer apply to the Company as those provisions have been indefinitely deferred for companies that are not SEC registrants.  As a result, financial statements prepared after the going private transaction will no longer reflect the formula value of the redeemable common stock as a liability, but will instead present the summation of redeemable common stock and the excess of assets over liabilities as equity.  Additionally, period to period changes in the formula value will no longer be presented as an expense.

The changes in the components of the redeemable common stock for the nine months ended September 30, 2007 were as follows:

	Redeemable Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(dollars in millions)

December 30, 2006 balance, $0.01 par
value, 125 million shares authorized,
19,380,177 issued and outstanding	$-	$275	$21	$1,010	$1,306

Issuances of redeemable common stock	-	79	-	-	79
Dividends	-	-	-	(35)	(35)
Repurchases of redeemable common
stock	-	(14)	-	(41)	(55)

Comprehensive income:
Net income before earnings
attributable to redeemable
common stock	-	-	-	238	238
Other comprehensive income:
Foreign currency adjustment	-	-	29	-	29
Change in unrealized holding gain	-	-	3	-	3

Total other comprehensive income	-	-	-	-	32

Total comprehensive income	-	-	-	-	270

September 30, 2007 balance, $0.01 par
value, 125 million shares authorized,
19,821,714 issued and outstanding	$-	$340	$53	$1,172	$1,565

Excess of assets over liabilities					(237)

Total redeemable common stock					$1,328

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2. Redeemable Common Stock, Continued:

The changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2007 and the year ended December 30, 2006 were as follows:

	2007	2006
	(dollars in millions)

Balance at beginning of period	$21	$14

Unrealized holding gain arising during period	5	5
Tax expense	(2)	(2)

Foreign currency translation adjustments	29	(1)
Tax benefit	-	5

Balance at end of period	$53	$21

3. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement.  The changes to current practice relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company beginning with the 2008 fiscal year.  The Company does not believe that the adoption of SFAS 157 will have a material impact on the Company’s financial position, future results of operations or future cash flows.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for the Company beginning with the 2008 fiscal year.  The Company does not believe that the impact of the adoption of SFAS 159 will have a material impact on the Company’s financial position, future results of operations or future cash flows.

4. Acquisitions:

On June 1, 2007 and July 1, 2007, the Company acquired 100% of the outstanding share capital of a Canadian construction corporation and certain assets and liabilities of companies that construct, install and maintain fire sprinkler systems, respectively, for $92 million.  The operating results related to these acquisitions have been included in the financial statements since those dates.  The pro forma results relating to these acquisitions were not material to the Company’s operations.  These acquisitions occurred as part of the Company’s plan to expand its construction business.  The Company is in the process of obtaining third-party valuations of the assets and liabilities acquired.  Any goodwill that is ultimately calculated will be considered nondeductible for Canadian tax purposes and will be deductible for United States tax purposes.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

5. Disclosures about Fair Value of Financial Instruments:

Foreign Currency Forward Contracts.

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward contracts had outstanding notional amounts of $U.S. 198 million at September 30, 2007 and $U.S. 62 million at December 30, 2006.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries and anticipated Canadian currency needs.  The forward contracts are recorded in the condensed consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the condensed consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At September 30, 2007 and December 30, 2006, the fair value of these forward contracts was a current liability of approximately $12 million and $3 million, respectively.  During the three and nine month periods ended September 30, 2007, the Company recognized losses of approximately $11 million and $6 million, respectively, on the forward contracts.  During the three and nine month periods ended September 30, 2006, the Company recognized losses of less than $0.5 million and losses of approximately $3 million, respectively, on the forward contracts.

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

Unrecognized tax benefits at the beginning of 2007 were $14 million (including $3 million of accrued interest and penalties), all of which would affect the effective tax rate if recognized.  Unrecognized tax benefits have not changed materially during the nine months ended September 30, 2007.  It is the Company’s continued practice to record interest and penalties related to unrecognized tax benefits in income tax expense.

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

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

7. Segment Data:

The Company has aggregated its operations into two reportable segments, construction and coal mining.

Intersegment sales, if any, are recorded at cost and are eliminated upon consolidation.  There were no intersegment sales for the three and nine months ended September 30, 2007 and September 30, 2006.  Operating income is comprised of net sales less all identifiable operating expenses, general and administrative expenses, gain on sale of property, plant and equipment and depreciation and amortization.  Investment income and interest expense have been excluded from segment operations.

	Three Months Ended
	September 30, 2007		September 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$1,811	$65	$1,352	$53

Depreciation and amortization	$31	$5	$23	$4

Operating income	$198	$15	$156	$12

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Revenue – external customers	$4,168	$183	$3,482	$146

Depreciation and amortization	$81	$15	$69	$11

Operating income	$331	$42	$259	$30

8. Other Matters:

The United States Attorney’s Office for the Northern District of California, in conjunction with the Environmental Protection Agency (“EPA”), has issued a Grand Jury subpoena, dated August 20, 2007, to Kiewit Pacific Co. (“KPC”), a subsidiary of the Company.  Their investigation is focusing on, among other allegations, possible violations of an environmental permit and the related Storm Water Pollution Protection Plan at one of its facilities.  KPC is cooperating with the Justice Department and EPA in their investigation.  At this juncture, the Company is unable to estimate with reasonable certainty, the possible loss, or range of loss, if any, for the investigation described herein.

The Company is involved in various lawsuits and claims incidental to its business.  Management believes that any resulting liability, beyond that provided, should not materially affect the Company’s financial position, future results of operations or future cash flows.

It is customary in the Company’s industry to use standby letters of credit.  At September 30, 2007, the Company had outstanding letters of credit with a number of banks totaling approximately $459 million.  None of the available letters of credit have been drawn upon.

PETER KIEWIT SONS’, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements

8. Other Matters (Continued):

The Company anticipates repurchasing approximately 397,000 shares of redeemable common stock in January 2008 as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at September 30, 2007 would be approximately $27 million.

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

For the twelve months ended September 30, 2007 and September 30, 2006, public contracts accounted for approximately 46% and 67%, respectively, of the combined prices of construction contracts awarded to the Company.  For the nine months ended September 30, 2007 and September 30, 2006, public contracts accounted for approximately 60% and 57%, respectively, of construction revenue earned by the Company.  Most of these contracts were awarded by government and quasi-government units under fixed price contracts after competitive bidding.

The Company frequently enters into joint ventures to efficiently allocate expertise and resources among the venturers and to spread risks associated with particular construction projects.  Construction joint venture revenue accounted for approximately 31% and 28% of total construction revenue for the nine months ended September 30, 2007 and September 30, 2006, respectively.  During the nine months ended September 30, 2007 and September 30, 2006, the Company derived approximately 73% and 81%, respectively, of its construction joint venture revenue from sponsored joint ventures.

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

Results of Operations – Third Quarter 2007 vs. Third Quarter 2006

Revenue.

Revenue from each of the Company’s reportable segments was:
	Three Months Ended September 30,
	2007	2006
	(dollars in millions)

Construction	$1,811	$1,352
Coal Mining	65	53

	$1,876	$1,405

Total construction revenue increased $459 million or 34% from the same period in 2006, as the Company’s revenue growth mirrored increases in backlog.  Increases in revenue from the third quarter of 2006 to the third quarter of 2007 include numerous construction projects spanning various markets including power/heat/cooling ($165 million), commercial building ($129 million), petroleum ($89 million), transportation ($45 million), sewage and solid waste disposal ($27 million) and water supply/dams ($16 million).  These increases were partially offset by a decrease in construction of mining related facilities ($15 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction contract backlog at September 30, 2007 and September 30, 2006 was $10.3 billion and $6.1 billion, respectively.  Additionally, the Company was low bidder on $1.7 billion and $0.8 billion of construction jobs that had not been awarded at September 30, 2007 and September 30, 2006, respectively.  Foreign operations, located primarily in Canada, represent 22% and 13% of construction backlog at September 30, 2007 and September 30, 2006, respectively.  Domestic construction projects are spread geographically throughout the U.S.  The Company’s 10 largest jobs in backlog made up 35% and 37% of total backlog at September 30, 2007 and September 30, 2006, respectively.

Coal mining revenues increased $12 million or 23% from the same period in 2006. This increase is primarily due to increased tons sold and an increased sales price per ton.

Coal mining sales backlog at September 30, 2007 and September 30, 2006 was approximately 113 million and 130 million tons of coal, respectively.  The remaining terms on these contracts range from less than 1 year to 19 years.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of property, plant and equipment.  Operating income from each of the Company’s reportable segments was:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$278	$18	$224	$14
General and administrative expenses	(82)	(3)	(71)	(2)
Gain on sale of property, plant and equipment	2	-	3	-

Operating income	$198	$15	$156	$12

Margin.

Total construction margin increased $54 million or 24% from the same period in 2006.  The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($32 million), water supply/dams ($23 million), commercial building ($16 million) and power/heat/cooling ($9 million).  The increase in transportation was attributable to the favorable resolution of technical challenges related to construction and change order and cost issues with owners on three large projects that are nearing completion.  These increases were partially offset by decreases in petroleum ($33 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue decreased to 15% from 17% for the same period in 2006. The decrease is primarily driven by losses in the petroleum market.

Total coal mining margin increased $4 million or 29% from the same period in 2006.  This increase is primarily due to increased tons sold and an increased sales price per ton.  Coal mining margin as a percentage of coal mining revenue increased to 28% from 26% when compared to the same period of the prior year.

General and Administrative Expenses.

General and administrative expenses related to construction operations increased $11 million (remaining flat at 5% of revenues), from the same period in 2006 due primarily to increased salaries which were driven by additional hiring necessary to support the Company’s increased backlog and increased professional services related to bidding.

General and administrative expenses related to mining operations were $3 million and $2 million in 2007 and 2006, respectively.  As a percentage of coal mining revenue, general and administrative expenses for the three months ended September 30, 2007 increased to 5% from 4%.

Gain on Sale of Property, Plant and Equipment.

Net gains on the disposition of property, plant and equipment were $2 million and $3 million in 2007 and 2006, respectively.  Gain on sale of property, plant and equipment is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other income, net, remained relatively consistent with the prior year, decreasing $1 million.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the three months ended September 30, 2007, the Company recognized $17 million of minority interest in income of consolidated subsidiaries as compared to $31 million in the same period in 2006.  The decrease is primarily related to the 2006 finalization of a $94 million change order on a large transportation project that was nearing completion.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the three month periods ended September 30, 2007 and September 30, 2006 were 36% and 39%, respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

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

Results of Operations – Nine Months 2007 vs. Nine Months 2006

Revenue.

Revenue from each of the Company’s reportable segments was:

			Nine Months Ended
			September 30,
			2007	2006
			(dollars in millions)

Construction			$4,168	$3,482
Coal Mining			183	146

			$4,351	$3,628

Total construction revenue increased $686 million or 20% from the same period in 2006, as the Company’s revenue growth mirrored increases in backlog.  Increases in revenue include numerous construction projects spanning various markets including power/heat/cooling ($288 million), commercial building ($226 million), transportation ($116 million) and sewage and solid waste disposal ($58 million).  Partially offsetting these increases were decreases in construction of mining related facilities ($20 million) and water supply/dams ($8 million).  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Coal mining revenues increased $37 million or 25% from the same period in 2006. This increase is primarily due to increased tons sold and an increased sales price per ton.

Operating Income.

Operating income consists of margin (revenue less cost of revenue), general and administrative expenses and gain on sale of property, plant and equipment.  Operating income from each of the Company’s reportable segments was:

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Construction	Coal Mining	Construction	Coal Mining
	(dollars in millions)

Margin	$562	$49	$451	$37
General and administrative expenses	(242)	(7)	(203)	(7)
Gain on sale of property, plant and equipment	11	-	11	-

Operating income	$331	$42	$259	$30

Margin.

Total construction margin increased $111 million or 25% from the same period in 2006.  The increased margin is attributable to increases on numerous construction projects spanning various markets including transportation ($131 million), commercial buildings ($33 million), construction of mining related facilities ($22 million) and water supply/dams ($19 million).  The increase in transportation was attributable to the favorable resolution of technical challenges related to construction and change order and cost issues with owners on three large projects that are nearing completion. Offsetting the increases were decreases in margin on numerous construction projects spanning various markets including petroleum ($112 million), including an increase in losses of approximately $56 million on a mineral processing facility project located in Alberta, Canada.  As the design and construction of this mineral processing facility project has progressed, significant changes in project specifications have been identified which have caused large schedule and cost impacts in several areas.  The Company has submitted a claim to the owner of this project; however, under the Company’s revenue recognition policy, no revenue will be recognized from this claim unless it is signed by the owner.  Given the non-recurring nature of construction projects, the mix and volume of construction projects by market often varies from period to period.

Construction margin as a percentage of construction revenue increased to 14% from 13% for the same period in 2006, primarily due to increased claim settlements in 2007 and increases in transportation margins partially offset by losses in the petroleum market.

Total coal mining margin increased $12 million or 32% from the same period in 2006.  Coal mining margin as a percentage of coal mining revenue increased to 27% from 25% for the same period in 2006.  These increases are primarily due to increased tonnage sold at a greater price per ton.

General and Administrative Expenses.

General and administrative expenses related to construction operations increased $39 million from the same period in 2006 due primarily to increased salaries which were driven by additional hiring necessary to support the Company’s increased backlog and increased professional services related to bidding.  As a percentage of revenue, general and administrative expenses for the nine months ended September 30, 2007 remained flat at 6% when compared to the same period in 2006.

General and administrative expenses related to mining operations remained flat at $7 million as compared to the same period in 2006.  As a percentage of revenue, general and administrative expenses for the nine months ended September 30, 2007 decreased to 4% as compared to 5% for the same period in 2006.

Gain on Sale of Property, Plant and Equipment.

Net gains on the disposition of property, plant and equipment were $11 million in 2007 and 2006, respectively.  Gain on sale of property, plant and equipment is affected to a large degree by market conditions and the specific types and quantity of pieces of equipment sold.

Other Income (Expense).

Other income, net, increased $14 million from the same period in 2006 primarily due to a gain on a foreign currency forward contract and interest income from increased average cash balances combined with higher interest rates.

Minority Interest in Income of Consolidated Subsidiaries.

Minority interest in income of consolidated subsidiaries consists primarily of the portion of the consolidated construction joint ventures that is not owned by the Company.  During the nine months ended September 30, 2007, the Company recognized $37 million of minority interest in income of consolidated subsidiaries as compared to $42 million in the same period in 2006.  The decrease is primarily related to the 2006 finalization of a $94 million change order on a large transportation project that was nearing completion partially offset by current year increases in joint venture income.

Income Tax Expense.

The Company measures income tax expense for interim periods by calculating an estimated annual effective tax rate for the applicable period.  The estimated effective income tax rates applied to operations for the nine months ended September 30, 2007 and September 30, 2006 were 36% and 38% respectively.  These rates differ from the federal statutory rate of 35% primarily due to state income taxes, offset in part, by the deduction for domestic production activities, tax exempt interest income and percentage depletion.

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

Financial Condition – September 30, 2007 vs. December 30, 2006

Cash and cash equivalents decreased $121 million to $248 million at September 30, 2007 from $369 million at December 30, 2006.  The major items contributing to the decrease were capital expenditures of $186 million, repurchases of redeemable common stock of $55 million, net cash paid for acquisitions of $74 million, dividends paid of $35 million, net purchases from sales of available-for-sale securities of $145 million and net minority interest withdrawals of $20 million partially offset by cash provided by operations of $273 million and issuances of redeemable common stock totaling $79 million.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $273 million.  This amount is a net increase of $30 million from $243 million provided by operating activities in 2006.  The net increase is primarily attributable to increased earnings from operations partially offset by cash collected in advance of construction activities in the prior year in accordance with contractual provisions.  Cash provided or used by operating activities is affected to a large degree by the mix, timing, stage of completion and terms of individual contracts which are reflected in changes through current assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2007 was $385 million, a net change of $189 million from the 2006 net cash used in investing activities of $196 million.  The change was primarily due to net cash paid for acquisitions of $74 million, increased capital expenditures of $33 million and increased net purchases of available-for-sale securities of $76 million

Capital spending varies due to the nature and timing of jobs awarded.  Management expects capital spending to trend consistently with backlog and revenue increases.  Acquisitions depend largely on market conditions.

Net cash used in financing activities for the nine months ended September 30, 2007 decreased by $25 million to $26     million as compared to $51 million in the same time period in 2006.  The decrease was primarily due to increased issuances of redeemable common stock of $24 million.

Liquidity.

During the nine months ended September 30, 2007 and September 30, 2006, the Company expended $260 million and $153 million, respectively, on capital expenditures and acquisitions.  The Company anticipates that its future cash requirements for capital expenditures to trend consistently with backlog and revenue increases and acquisitions will continue to depend largely on market conditions.  Cash generated by joint ventures, while readily available, is generally not distributed to partners until the liabilities and commitments of the joint ventures have been substantially satisfied.  Other long-term liquidity uses include the payment of income taxes, long-term debt and dividends.  As of September 30, 2007, the Company had no other material firm binding purchase commitments related to its investments other than meeting the normal course of business needs of its construction joint ventures.  The current portion of long-term debt is $10 million.  The Company paid dividends during the nine months ended September 30, 2007 and September 30, 2006 of $35 million and $30 million, respectively.  The Company also has the commitment to repurchase its redeemable common stock at any time during the year from shareholders.

The Company anticipates repurchasing approximately 397,000 shares of redeemable common stock in January, 2008 as a result of changes in the roles of certain members of executive management.  The aggregate value of these shares assuming formula price was redetermined at September 30, 2007 would be approximately $27 million.

It is customary in the Company’s industry to use standby letters of credit.  At September 30, 2007, the Company had outstanding letters of credit with a number of banks totaling approximately $459 million.  None of the available letters of credit have been drawn upon.

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

Off-Balance Sheet Arrangements.

During the nine months ended September 30, 2007 and September 30, 2006, the Company did not enter into any off-balance sheet arrangements requiring disclosure under this caption.

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

The Company has entered into several foreign currency forward contracts as a strategy to offset the earnings impact of currency fluctuations upon future transactions.  The forward contracts are generally scheduled to mature as those future transactions occur.  The forward contracts have not been designated as hedging instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  The forward contracts had outstanding notional amounts of $U.S. 198 million at September 30, 2007 and $U.S. 62 million at December 30, 2006.  The forward contracts offset the earnings impact caused by currency fluctuations of U.S. dollar denominated liabilities and expenses related to the completion of construction contracts by Canadian subsidiaries and anticipated Canadian currency needs.  The forward contracts are recorded in the condensed consolidated balance sheets at fair value based upon quoted market prices.  Changes in the fair value of the forward contracts are immediately recognized in cost of revenue in the condensed consolidated statements of operations.

The forward contracts mature monthly in varying amounts during 2007 and 2008 and will settle based upon the difference between the current exchange rate at the time of settlement and the exchange rates in the forward contracts.  At September 30, 2007 and December 30, 2006, the fair value of these forward contracts was a current liability of approximately $12 million and $3 million, respectively.  During the three and nine month periods ended September 30, 2007, the Company recognized losses of approximately $11 million and losses of approximately $6 million, respectively, on the forward contracts.  During the three and nine month periods ended September 30, 2006, the Company recognized losses of less than $0.5 million and losses of approximately $3 million, respectively, on the forward contracts.  A 10% change in the Canadian / U.S. exchange rate would result in a gain of approximately $18 million in the event of an increase in the exchange rate, or a loss of approximately $18 million in the event of a decrease.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The United States Attorney’s Office for the Northern District of California, in conjunction with the Environmental Protection Agency (“EPA”), has issued a Grand Jury subpoena, dated August 20, 2007, to Kiewit Pacific Co. (“KPC”), a subsidiary of the Company.  Their investigation is focusing on, among other allegations, possible violations of an environmental permit and the related Storm Water Pollution Protection Plan at one of its facilities.  KPC is cooperating with the Justice Department and EPA in their investigation.  At this juncture, the Company cannot evaluate the impact should charges be brought against KPC and/or its employees.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K as filed for the fiscal year ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Issuer purchases of equity securities.

Period	Total Number of Shares of Redeemable Common Stock Repurchased	Average Price Paid per Share of Redeemable Common Stock

July 1, 2007 through July 31, 2007	14,112	$56.45
August 1, 2007 through August 31, 2007	15,187	$56.45
September 1, 2007 through September 30, 2007	20,230	$56.45

Total	49,529	$56.45

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

3.1 Restated Certificate of Incorporation.
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

Date: November 8, 2007	PETER KIEWIT SONS’, INC. /s/ Michael J. Piechoski Michael J. Piechoski Vice President and Principal Financial Officer